Form 10-Q
period 2006-06-30
Omniture, Inc.
filed 2006-08-11
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52076
OMNITURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0619936
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
550 East Timpanogos Circle
Orem, Utah 84097
(Address, including zip code, of registrant’s principal executive offices)
801.722.7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
There were 48,184,337 shares of the registrant’s common stock, par value $0.001, outstanding on August 10, 2006.

OMNITURE, INC.
Form 10-Q for the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	June 30,
	2005	2006
		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$22,196	$16,368
Accounts receivable, net of allowances of $962 and $1,192 at December 31, 2005 and June 30, 2006, respectively	12,325	18,560
Prepaid expenses and other current assets	720	727

Total current assets	35,241	35,655

Property and equipment, net	27,517	33,653
Intangible assets, net	10,150	9,396
Other assets	143	2,637

Total assets	$73,051	$81,341

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$4,081	$7,637
Accrued liabilities	13,993	14,408
Current portion of deferred revenues	12,855	15,088
Current portion of notes payable	3,035	6,237
Current portion of capital lease obligations	86	76

Total current liabilities	34,050	43,446
Deferred revenues, less current portion	396	1,396
Notes payable, less current portion	2,794	6,995
Capital lease obligations, less current portion	77	46
Other liabilities	4,118	2,316
Commitments and contingencies
Convertible preferred stock	61,882	61,838
Stockholders’ deficit:
Common stock	14	14
Additional paid-in capital	4,104	4,801
Deferred stock-based compensation	(3,270)	(2,709)
Accumulated other comprehensive income	–	1
Accumulated deficit	(31,114)	(36,803)

Total stockholders’ deficit	(30,266)	(34,696)

Total liabilities, convertible preferred stock and stockholders’ deficit	$73,051	$81,341

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Revenues:
Subscription	$9,213	$17,598	$16,976	$33,138
Professional services and other	290	1,226	567	2,122

Total revenues	9,503	18,824	17,543	35,260

Cost of revenues:
Subscription	3,662	6,804	6,950	12,911
Professional services and other	449	757	880	1,428

Total cost of revenues	4,111	7,561	7,830	14,339

Gross profit	5,392	11,263	9,713	20,921

Operating expenses:
Sales and marketing	5,939	8,605	10,776	16,786
Research and development	1,612	2,076	2,764	4,048
General and administrative	1,432	2,568	2,387	5,418

Total operating expenses	8,983	13,249	15,927	26,252

Loss from operations	(3,591)	(1,986)	(6,214)	(5,331)
Interest income	63	174	103	372
Interest expense	(170)	(415)	(297)	(617)
Other expense	(16)	(32)	(12)	(62)

Loss before provision for income taxes	(3,714)	(2,259)	(6,420)	(5,638)
Provision for income taxes	–	24	–	51

Net loss	$(3,714)	$(2,283)	$(6,420)	$(5,689)

Basic and diluted net loss per share	$(0.27)	$(0.16)	$(0.47)	$(0.40)
Weighted-average number of shares, basic and diluted	13,712	14,168	13,545	14,068
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(6,420)	$(5,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,646	5,897
Stock-based compensation	125	1,220
Loss on disposal of property and equipment	5	–
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,906)	(6,235)
Prepaid expenses and other assets	112	(2,501)
Accounts payable	771	3,556
Accrued and other liabilities	685	(1,373)
Deferred revenues	941	3,233

Net cash used in operating activities	(3,041)	(1,892)
Cash flows from investing activities:
Purchases of property and equipment	(6,512)	(11,224)
Purchases of intangible assets	–	(99)

Net cash used in investing activities	(6,512)	(11,323)
Cash flows from financing activities:
Proceeds from exercise of stock options	183	25
Proceeds from issuance of convertible preferred stock, net of issuance costs	34,533	–
Proceeds from issuance of notes payable	500	9,608
Principal payments on notes payable and capital lease obligations	(1,819)	(2,246)

Net cash provided by financing activities	33,397	7,387

Net increase (decrease) in cash and cash equivalents	23,844	(5,828)
Cash and cash equivalents at beginning of period	8,927	22,196

Cash and cash equivalents at end of period	$32,771	$16,368

See accompanying notes to the condensed consolidated financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Business and Basis of Presentation
     Omniture, Inc. (the “Company”) was incorporated in Delaware in August 1999, and has its principal offices located in Orem, Utah. The Company began providing its enterprise on-demand online business optimization platform in February 2001. The Company is a leading provider of on-demand online business optimization services delivering essential data intelligence that allows its customers to improve the performance of their online business and marketing activities. The Company provides an integrated set of services, including its SiteCatalyst optimization platform.
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus dated June 27, 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2006 or thereafter.
Initial Public Offering
     In July 2006, the Company completed its initial public offering of common stock in which the Company sold and issued 10,305,000 shares of common stock (see Note 9). The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2006.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the determination of the fair value of stock awards issued, impairment of long-lived assets and allowances for accounts receivable.
Reverse Stock Split
     The Company effected a 1-for-2 reverse stock split of its outstanding common stock and convertible preferred stock on June 20, 2006. All share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Segments
     The Company operates in one business segment.
Comprehensive Loss
     Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) consists of changes in stockholders’ deficit that are not the result of transactions with stockholders. The Company’s only element of other comprehensive income (loss) is attributable to foreign currency translation adjustments. Other comprehensive income (loss) for all periods presented was immaterial.
2. Stock-Based Compensation
     In August 1999, the Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”), for which 9,315,868 shares of common stock had been reserved at December 31, 2005. On February 22, 2006, the Company’s stockholders authorized an additional 2,000,000 shares of common stock available for future issuance under the 1999 Plan. The 1999 Plan allows grants of incentive and nonqualified options. Grants of incentive options must be at a price that is not less than the fair market value of the underlying common stock on the date of grant. The option prices are determined by the Company’s Board of Directors. Generally, the options expire ten years from the date of grant and vest over a four-year period.
     The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the three and six months ended June 30, 2006, 63,383 and 126,352, respectively, shares of common stock subject to repurchase became vested. At June 30, 2006, the Company had recorded a liability of approximately $142,000 relating to 706,452 unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.
     The Company’s Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 Plan provides for the grant of incentive stock options to employees and any parent and subsidiary corporations’ employees, and for the grant of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. The Company’s stockholders authorized 2,255,296 shares of common stock available for future issuance under the 2006 Plan. The number of shares reserved for issuance under this plan will be increased by a maximum of 8,876,410 shares from the 1999 Plan, including:
•	all shares of the Company’s common stock reserved under the 1999 Plan that are not issued or subject to outstanding grants;

•	any shares of the Company’s common stock issued under the 1999 Plan that are repurchased by the Company at the original purchase price; and

•	any shares of the Company’s common stock issuable upon exercise of options granted under the 1999 Plan that expire or become unexercisable without having been exercised in full.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
     In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each year, beginning with 2007, equal to the lesser of:
•	5% of the outstanding shares of the Company’s common stock on the last day of the preceding year; and

•	30,000,000 shares.
     At June 30, 2006, a total of 2,545,877 shares of common stock were available for grant under the Company’s stock option plans.
     The Company’s Board of Directors adopted the 2006 Employee Stock Purchase Plan in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods. At the end of each six-month offering period, qualified employees are entitled to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock at the exercise date. At June 30, 2006, 500,000 shares of common stock were reserved for issuance under this plan of which none were issued at June 30, 2006. In addition, the Company’s 2006 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2006 Employee Stock Purchase Plan on the first day of each year, beginning with 2007, equal to the least of:
•	1% of the outstanding shares of the Company’s common stock on the first day of the year;

•	12,000,000 shares; and

•	such other amount as may be determined by the Company’s Board of Directors or a committee thereof.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (1) the grant-date fair value of stock option awards granted or modified beginning January 1, 2006; and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic-value method as previously permitted under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Results for prior periods have not been restated.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss from operations, loss before provision for income taxes and net loss for the three and six months ended June 30, 2006 were $380,000 and $418,000, respectively, greater than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for both the three and six months ended June 30, 2006 would have decreased by $0.03 if the Company had not adopted SFAS No. 123R.
     In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The weighted-average expected option term for options granted during the six months ended June 30, 2006 was calculated using the simplified method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the six months ended June 30, 2006 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
     During the six months ended June 30, 2006, the Company granted stock option awards to purchase 2,021,936 shares of common stock at a weighted-average exercise price of $7.70 and a weighted-average grant-date fair value of $5.27. During the three and six months ended June 30, 2006, the Company recorded compensation expense totaling $445,000 and $497,000, respectively, related to these stock option awards. During the three and six months ended June 30, 2006, options to purchase 8,750 and 11,250, respectively, shares of common stock granted under the provisions of SFAS No. 123R were forfeited at a weighted-average grant-date fair value of $5.38 and $5.32, respectively. At June 30, 2006, there was $9,095,000 of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.9 years.
     The fair value of stock option awards granted during the six months ended June 30, 2006 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

Expected volatility	64%
Expected term (in years)	5.8-7.0
Risk-free interest rate	4.6%-5.1%
Expected dividends	–
     The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2006:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Subject to	Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term	Intrinsic
	Options	Per Share	(in Years)	Value
				(in thousands)
Outstanding at December 31, 2005	6,728,518	$0.91
Granted	2,021,936	7.70
Exercised	(262,250)	0.25
Canceled	(85,625)	2.94

Outstanding at June 30, 2006	8,402,579	2.55	7.5	$41,316

Vested and expected to vest at June 30, 2006 (1)	1,828,568	7.67	9.8	$599

Exercisable at June 30, 2006	5,931,942	1.02	6.7	$37,344

(1)	Includes only options granted beginning January 1, 2006 that are subject to the provisions of SFAS No. 123R.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at June 30, 2006. During the six months ended June 30, 2006, the aggregate intrinsic value of stock option awards exercised was $1,853,000 determined at the date of option exercise. Options granted after the adoption of SFAS No. 123R with a total fair value of approximately $217,000 completed vesting during the six months ended June 30, 2006.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
     During the six months ended June 30, 2006, the Company also recorded stock-based compensation expense of $224,000 due to the modification and acceleration of the vesting of an employee’s stock options, initially granted prior to the adoption of SFAS No. 123R, upon termination of employment.
     In February 2006, the Company issued 250 shares of common stock to a consultant for services rendered. In connection with this issuance, the Company recorded $2,000 of stock-based compensation expense.
     Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option is less than the deemed fair value of the Company’s common stock at the date of grant. In 2005, the Company recorded deferred stock-based compensation of $3,801,000 relating to options to purchase 2,238,673 shares of common stock granted with an exercise price less than the deemed fair value of the common stock, which is being amortized on a straight-line basis over the vesting period of the employee stock options, which is generally four years. The Company recorded stock-based compensation expense related to these stock options of $91,000 and $247,000 for the three months ended June 30, 2005 and 2006, respectively, and $125,000 and $497,000 for the six months ended June 30, 2005 and 2006, respectively.
     Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Cost of subscription revenues	$12	$39	$16	$56
Cost of professional services and other revenues	2	12	2	16
Sales and marketing	11	248	15	342
Research and development	63	129	86	226
General and administrative	3	264	6	580

	$91	$692	$125	$1,220

3. Concentrations of Credit Risk and Significant Customers
     Two customers accounted for 6% and 5% of accounts receivable at December 31, 2005. One customer accounted for 6% of accounts receivable at June 30, 2006. America Online and certain of its affiliated entities (“America Online”), collectively, accounted for 10% of total revenues during the three months ended June 30, 2005 and eBay accounted for 10% of total revenue during the six months ended June 30, 2005. America Online accounted for 11% of total revenues for both the three months and six months ended June 30, 2006.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
     At December 31, 2005 and June 30, 2006, assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues during the three and six months ended June 30, 2005 and 2006.
     The following table sets forth revenues from customers outside and within the United States (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Revenues from customers within the United States	$8,548	$15,739	$15,815	$29,825
Revenues from customers outside the United States	955	3,085	1,728	5,435

Total revenues	$9,503	$18,824	$17,543	$35,260

Revenues from customers outside the United States as a percentage of total revenues	10%	16%	10%	15%
4. Net Loss Per Share
     A reconciliation of the denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Numerator:
Net loss	$(3,714)	$(2,283)	$(6,420)	$(5,689)

Denominator:
Weighted-average common shares outstanding	14,587	14,809	14,072	14,735
Weighted-average common shares outstanding subject to repurchase	(875)	(641)	(527)	(667)

Denominator for basic and diluted net loss per share	13,712	14,168	13,545	14,068

     The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Common shares outstanding subject to repurchase	857	628	507	653
Employee stock options	4,461	5,540	4,988	5,754
Warrants	498	424	416	472
Convertible preferred stock	14,286	21,678	14,110	21,676

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
5. Balance Sheet Accounts
Property and Equipment
     Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(unaudited)
Computers, equipment and software	$35,519	$46,527
Furniture and fixtures	483	657
Leasehold improvements	1,204	1,246

	37,206	48,430
Less: Accumulated depreciation and amortization	(9,689)	(14,777)

	$27,517	$33,653

     Depreciation expense (including amortization of leasehold improvements) was $1,237,000 and $2,725,000 for the three months ended June 30, 2005 and 2006, respectively, and $2,331,000 and $5,088,000 for the six months ended June 30, 2005 and 2006, respectively.
Intangible Assets
     In November 2004, the Company entered into a co-marketing and reseller agreement with a third party to co-market the Company’s SiteCatalyst application. In consideration for the agreement, the Company paid cash of $500,000 and issued warrants to purchase 504,054 shares of the Company’s Series B-2 convertible preferred stock to the third party. On March 29, 2006, the Company amended the warrant agreement which reduced to 202,407 the total number of shares of Series B-2 convertible preferred stock the holder is entitled to purchase under the warrant, with immediate vesting of all shares subject to the warrant. The reduction in warrants, combined with the adjustment to the value of the remaining warrants, resulted in a net decrease in the intangible asset of approximately $44,000. In June 2006, the third party exercised all of its warrants under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 142,791 shares of Series B-2 convertible preferred stock.
     The Company is amortizing its intangible assets on a straight-line basis over a period of three to seven years. The weighted-average remaining amortization periods of intangible assets were 6.6 years and 6.1 years at December 31, 2005 and June 30, 2006, respectively. Amortization expense related to intangible assets was $130,000 and $411,000 for the three months ended June 30, 2005 and 2006, respectively, and $315,000 and $809,000 for the six months ended June 30, 2005 and 2006, respectively.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Other Assets
     Other assets consisted of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(unaudited)
Deferred initial public offering costs	$–	$2,255
Other	143	382

	$143	$2,637

Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(unaudited)
Patent license and settlement costs	$9,495	$8,660
Accrued bonuses and commissions	1,932	2,226
Other accrued liabilities	2,566	3,522

	$13,993	$14,408

Other Liabilities
     Other liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2005	2006
		(unaudited)
Patent license and settlement costs	$3,819	$1,945
Other liabilities	299	371

	$4,118	$2,316

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
6. Notes Payable
     Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	June 30,
	Rate	Date	2005	2006
				(unaudited)
Draw on equipment line of credit	5.00%	July 2007	$2,349	$1,644
Draw on equipment line of credit	5.06	Sept. 2007	1,654	1,203
Draw on equipment line of credit	4.81	Sept. 2007	1,326	964
Draw on revolving line of credit	variable rate	Dec. 2007	500	500
Draw on second equipment facility	7.55	Jan. 2009	–	1,722
Draw on second equipment facility	7.77	Feb. 2009	–	978
Draw on second equipment facility	8.03	Mar. 2009	–	1,833
Draw on second equipment facility	8.38	April 2009	–	2,045
Draw on second equipment facility	8.79	June 2009	–	2,343

			5,829	13,232
Less: current portion			(3,035)	(6,237)

Notes payable, excluding current portion			$2,794	$6,995

     In 2004, the Company entered into an equipment line of credit agreement for $10,000,000 (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 12-month draw period, which expired on August 5, 2005, and a 36-month repayment period for each draw.
     In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment decreased the committed credit limit under the Equipment Line of Credit to $7,352,000, which was equal to the outstanding principal balance at the time of the amendment. Accordingly, the Equipment Line of Credit allows for no further draws. The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”). The Revolving Line could be drawn upon, up to the lesser of $10,000,000 or the eligible borrowing base as defined in the 2005 Amendment, until its maturity date of April 2007. Borrowings under the Revolving Line bear annual interest at a variable rate equal to the prime interest rate plus a factor based on the Company’s liquidity ratio as defined in the 2005 Amendment, which equated to a rate of 7.75% and 8.75% at December 31, 2005 and June 30, 2006, respectively. Interest is payable monthly.
     In January 2006, the Company entered into a second amendment (the “2006 Amendment”) of the Equipment Line of Credit, which provided for a second equipment facility of up to $10,000,000, and reduced the total amount available for draw under the Revolving Line to $5,000,000. The second equipment facility may be drawn upon through March 31, 2007 and may only be used to finance or refinance equipment. Each draw under the 2006 Amendment has a 36-month repayment period and accrues interest at a rate based on the U.S. Treasury Bill Rate, plus a factor determined by the Company’s Quick Ratio, as described in the 2006 Amendment, at the time of that draw. The maximum combined outstanding principal balance from borrowings under the Equipment Line of Credit, the 2005 Amendment and the 2006 Amendment cannot exceed $15,000,000. The 2006 Amendment modified or eliminated certain covenants in the 2005 Amendment. The Company was not in technical compliance with a financial covenant contained in the 2006 Amendment at March 31, 2006, and obtained a compliance waiver from the lender related to this covenant. In April 2006, the Company amended the agreement to modify the waived financial covenant. The Company was in compliance with all financial covenants contained in the amendment at June 30, 2006.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
     The aggregate maturities of notes payable at June 30, 2006 were as follows (in thousands):

June 30,
Year Ending December 31,	2006
(unaudited)
Remaining six months in 2006	$3,119
2007	5,997
2008	3,202
2009	914

$13,232

7. Income Taxes
     The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company’s consolidated statements of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income.
     The Company recorded a provision for income taxes of $24,000 and $51,000 for the three and six months ended June 30, 2006, primarily related to foreign and state income taxes. The Company did not record a tax provision for the same periods in 2005.
8. Commitments and Contingencies
Litigation Settlement
     On February 28, 2006, the Company signed a settlement and patent license agreement under which it licensed all issued patents and pending patent applications owned or controlled by NetRatings, Inc. (“NetRatings”), and NetRatings agreed to release all claims covered by a patent infringement lawsuit that it brought against the Company in May 2005. In return, the Company agreed to make periodic payments to NetRatings totaling $10,000,000 over the period from the signing date of the agreement through December 2007, of which $3,000,000 was paid as of June 30, 2006. In accordance with the agreement, the Company was also required to make an additional $4,000,000 payment (“Contingent Payment”) to NetRatings upon the completion of its initial public offering in July 2006 (See Note 9). In the event that the Company acquires certain specified companies, the Company may be required to make additional license payments based on the web analytics revenues of the acquired company.
     Although the agreement was signed after the December 31, 2005 consolidated balance sheet date, the issues surrounding the licensed patents occurred prior to that balance sheet date; accordingly, the Company recorded the settlement as a liability at December 31, 2005. Furthermore, based on its assessment at that time of the probable nature of the contingencies surrounding payment of the Contingent Payment, the Company accrued the entire $14,000,000 settlement amount, discounted to its net present value, at December 31, 2005. Based on a valuation study performed by Duff & Phelps, LLC, an independent valuation firm, the Company recorded expense of $4,514,000 during the fourth quarter of 2005.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
     The remaining $8,800,000 represents the estimated future benefit the Company expects to obtain from the licenses granted under the agreement. The Company recorded this amount in intangible assets, net, on the accompanying condensed consolidated balance sheets and is amortizing it ratably to cost of subscription revenues through 2012, which represents the remaining lives of the primary patents.
Leases
     In January 2006, the Company amended an operating lease associated with its principal offices in Orem, Utah. The amendment increased the total square footage of office space leased and extended the lease term to March 2011 for all spaces leased under this agreement as amended. The Company has also entered into operating leases for office space in international locations.
     The future minimum lease payments under noncancellable capital and operating leases at June 30, 2006 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
	(unaudited)
Remaining six months in 2006	$56	$814
2007	64	1,699
2008	26	1,674
2009	–	1,698
2010	–	1,747
2011	–	443

Total minimum lease payments	146	$8,075

Less: imputed interest	(24)

Present value of minimum lease payments	122

Less: current portion	(76)

Capital lease obligations, less current portion	$46

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Indemnification
     The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of his or her service as a director or officer, including any action by the Company, arising out of his or her services as the Company’s director or officer or his or her services provided to any other company or enterprise at the Company’s request. Historically, the Company has not been required to make payments under these obligations and the Company has recorded no liabilities for these obligations in its consolidated balance sheets.
Warranties
     The Company typically warrants its on-demand online business optimization services to perform in a manner consistent with general industry standards that are reasonably applicable under normal use and circumstances. Historically, the Company has not been required to make payments under these obligations, and the Company has recorded no liabilities for these obligations in its consolidated balance sheets.
     The Company’s warranty arrangements generally include certain provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights.
     The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. To date, amounts credited to customers pursuant to these agreements have been immaterial and the Company has recorded no liabilities for these obligations in its consolidated balance sheets.
Other Legal Matters
     The Company is and may become involved in various other legal proceedings arising from the normal course of its business activities. Management does not expect resolution of these other matters to have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
9. Subsequent Events
     In July 2006, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 10,305,000 shares of its common stock, including 1,605,000 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price of $6.50 per share. In addition, entities affiliated with Joshua G. James and John R. Pestana, who are founders and officers and directors of the Company, sold an aggregate of 2,000,000 shares of common stock held by them in the IPO. As a result of the IPO, the Company raised a total of $66,983,000 in gross proceeds from the IPO, or approximately $62,294,000 in net proceeds after deducting underwriting discounts and commissions of $4,689,000. The Company did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. Upon the initial closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 21,816,387 shares of common stock.
     At June 30, 2006, the Company had capitalized $2,255,000 of offering costs associated with the IPO, which were recorded in other assets on the Company’s balance sheet. Upon the initial closing of the IPO, these offering costs, in addition to any offering costs incurred subsequent to June 30, 2006, were reclassified to additional paid–in capital and netted against the IPO proceeds.
     In accordance with the terms of the settlement and patent license agreement between the Company and NetRatings, the Company used $4,000,000 of the net proceeds from the IPO to make a license payment to NetRatings due on the closing of the IPO.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: operating expenses; business expansion; the impact of quarterly fluctuations of revenue and operating results; expansion of product offerings; the release of future versions of current services; levels and sources of revenue; future acquisitions of or investments in complementary companies, products or technologies; customer renewal rates; our expectations concerning relationships with third parties, including technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market; levels of capital expenditures; fluctuations in interest rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under that settlement and patent license agreement with NetRatings; adequacy of our intellectual property; changes in Internet-related and other laws; changes in accounting standards; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trend of our costs and expenses; staffing and expense levels; international operations; and adequacy of our capital resources to fund operations and growth.
     These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within Part II. Item 1A “Risk Factors” of this quarterly report on Form 10-Q and elsewhere within this report.
     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.
     Our prospectus, current reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Investors — SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Our Internet website address is http://www.omniture.com. Information on our website does not constitute a part of this quarterly report on Form 10-Q.
Overview
     We are a leading provider of online business optimization services, which our customers use to manage and enhance online, offline and multi-channel business initiatives. Our online business optimization software, which we host and deliver to our customers on-demand, consists of SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover and Omniture SearchCenter services. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze real-time and historical information generated by their websites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes.

     We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $3.6 million in 2001 to $42.8 million in 2005. Our revenues for the first six months of 2006 were $35.3 million. Our total cost of revenues plus total operating expenses have increased from $6.1 million in 2001 to $60.2 million in 2005, and our net loss has increased from $0.4 million in 2001 to $17.4 million in 2005. For the first six months of 2006, our total cost of revenues plus total operating expenses were $40.6 million and our net loss was $5.7 million. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2001 have been derived from subscription fees for our services, which represented approximately 95% of total revenues in 2004, 96% of total revenues in 2005 and 94% of revenues for the first six months of 2006.
     We provide our online business optimization services to businesses with an online presence. In the first six months of 2006, our services captured more than 600 billion transactions for over 1,300 customers in 70 countries. Our revenue growth and profitability will depend on our ability to attract new customers and to retain our customers over time. The delivery of our services requires us to make significant upfront capital expenditures to support the network infrastructure needs of our services. We typically depreciate these capital expenditures over a period of approximately four years, and we begin to include the depreciation amount in our cost of subscription revenues promptly after making the expenditures. We generally recognize revenue from our customers ratably over the contractual service period but only after we begin to provide our services to them. Therefore, any delays we encounter in the implementation of our services to our customers will impact our ability to start recognizing revenue and to begin to offset the depreciation costs resulting from the upfront capital expenditures. These delays will also defer the collection of cash necessary to begin offsetting the expenditures.
     Those few customers who contract for the measurement of the highest numbers of transactions generally require more significant upfront capital expenditures and more prolonged implementation cycles. In addition, we typically provide customers that commit to a higher number of transactions with lower per transaction pricing, which results in lower gross margins for revenues from those customers. These factors together delay the profitability and positive cash-flow realization from these large customers.
     Most of our revenues are attributable to the sale of our services to companies located in the United States. We intend to expand our international sales operations by expanding reseller and other sales channel relationships with third parties and by expanding our direct sales force abroad.
     We experience significant seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.
     In July 2006, we completed an initial public offering of common stock, or IPO, in which we sold and issued 10,305,000 shares of common stock, including 1,605,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at an issuance price of $6.50 per share. As a result of the IPO, we raised approximately $62.3 million, net of underwriting discounts and commissions and before offering expenses. We plan to invest the portion of net proceeds not required for immediate corporate needs in short-term, interest-bearing, investment grade securities.
How We Generate Revenues
     Our revenues are classified into two types: subscription revenues and professional services and other revenues. Subscription revenues accounted for 89% of total revenues in 2003, 95% of total revenues in 2004, 96% of total revenues in 2005 and 94% of total revenues in the first six months of 2006.
     Subscription Revenues. We derive subscription revenues from customers that use our online business optimization services. We generally bill subscription fees based on a committed minimum number of transactions from which we capture data over a predetermined period. We generally refer to a transaction as an electronic interaction, which could be either online or offline, between our customer and their customer, which generates data that is incorporated into our optimization platform. Most of our customer contracts provide for additional fees for over-usage based on the number of transactions in excess of this committed minimum number. We bill a limited number of large customers based on actual transactions from which we capture data during the billing period.

     We also derive subscription revenues from implementation fees associated with the initial deployment of our services. Implementation fees are generally billed as fixed fees per service installation.
     The volume of subscription revenues is driven primarily by the number of customers and the number of transactions from which we capture data. The term of our service agreement is typically from one to three years. We recognize subscription revenues ratably over the term of the agreement, beginning on the commencement of the service. Customers typically have the right to terminate their contracts for cause if we fail to substantially perform. Some of our customers also have the right to cancel their service agreements by providing prior written notice to us of their intent to cancel the remaining term of their agreement. In the event that a customer cancels its contract, it is not entitled to a refund for prior services provided to it by us.
     We invoice most customers monthly, quarterly or annually in advance for subscription fees and implementation fees, while we invoice over-usage fees and actual usage fees monthly in arrears. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenues, or in revenues if all the revenue recognition criteria have been met.
     Professional Services and Other Revenues. Professional services and other revenues are primarily derived from consulting and training services provided to our customers.
     Depending on the nature of the engagement, consulting services are billed either on a time-and-materials basis or as a single fee per engagement. We also offer a number of training courses on implementing, using and administering our services, which are generally billed at a standard rate per attendee, per course. We recognize revenues from professional services that are sold with subscription services over the term of the related subscription contract. We recognize revenues from professional services sold separately from subscription services as those services are performed.
     Indirect Sales. We sell our online business optimization services primarily through direct sales efforts and to a limited extent through third parties that resell our services to end users. We typically bill the reseller directly for services we provide to end users, based on the contracted pricing. This pricing is generally a fixed percentage of the fee charged by the reseller to the end user. We recognize revenues on these arrangements, equal to the amount we bill to the reseller, when all revenue recognition criteria are met.
Cost of Revenues and Operating Expenses
     Cost of Revenues. Cost of subscription revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses associated with computer equipment, data center costs, and salaries and related expenses of network operations, implementation, account management and technical support personnel. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. From 2006 through 2012, we expect to incur an annual expense of approximately $1.3 million resulting from the amortization of the intangible asset that represents the estimated fair value of the patents licensed from NetRatings.
     Cost of professional services and other revenues consists primarily of employee-related costs associated with these services. We recognize costs related to professional services as they are incurred. The cost of professional services and other revenues is significantly higher as a percentage of professional services and other revenues than the cost of subscription revenues is as a percentage of subscription revenues, due to the labor costs associated with providing these services.

     We allocate overhead such as rent and other occupancy costs, telecommunications charges and non-network related depreciation to all departments based on headcount. As a result, general overhead expenses are reflected in each cost of revenues and operating expense item. Our cost of revenues and operating expenses also include stock-based compensation expenses related to the following: (1) stock options issued to non-employees; (2) stock options issued to employees prior to 2006 in situations in which the exercise price was less than the deemed fair value of our common stock on the date of grant; and (3) the fair value of stock options issued to employees since January 1, 2006.
     Operating Expenses. Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses.
     Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses, including commissions, for our sales and marketing personnel, the costs of marketing programs (including advertising, events, corporate communications and other brand building, and product marketing) and allocated overhead.
     Research and development expenses consist primarily of salaries, benefits and related expenses for our software engineering and quality assurance personnel and allocated overhead.
     General and administrative expenses consist primarily of salaries, benefits and related expenses for our executive, finance and accounting, legal, human resources and information systems personnel, professional fees, other corporate expenses and allocated overhead.
Trends in Our Business and Results of Operations
     Our business has grown rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased subscription revenues from existing customers. To date, we have derived revenues primarily from subscription fees for SiteCatalyst and related subscription services provided to customers in the United States. We expect that revenues associated with our current and future services other than SiteCatalyst will increase over time and reduce the percentage of total revenues generated by SiteCatalyst. In addition, as we expand our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will increase as a percentage of total revenues.
     If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. We expect to achieve certain economies of scale as we expand our network infrastructure and more efficiently utilize our network hardware. This should result in a reduction over time in capital expenditures for network computer equipment and network operations costs as a percentage of total revenues. However, the timing of these additional expenditures could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation expense from our significant upfront capital investment costs as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. Through 2012, our cost of revenues and our gross margin will also be negatively affected by an annual expense of approximately $1.3 million resulting from amortization of the intangible asset that represents the estimated fair value of patents licensed from NetRatings.
     We have also experienced, and expect to continue to experience, rapid growth in our operating expenses, as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 33 at December 31, 2002 to 324 at June 30, 2006. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.

     We plan to continue investing heavily in sales and marketing by increasing the number of direct sales personnel and the number of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salespeople become more fully utilized and revenues can be recognized.
     We expect research and development expenses to increase in absolute dollars as we continue to enhance our existing services and to expand our available service offerings.
     We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business and to operate as a public company.
     We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenues, as a result of the amortization of deferred stock-based compensation resulting from options issued prior to December 31, 2005 at prices below the deemed fair value of our stock and also as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time.
     As of June 30, 2006, we had significant net operating loss and tax credit carryforwards for federal income tax purposes. We intend to utilize any carryforwards available to us to reduce our tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them have been fully utilized.

Results of Operations
     The following table sets forth the condensed consolidated statements of operations for the periods indicated as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Revenues:
Subscription	97%	93%	97%	94%
Professional services and other	3	7	3	6

Total revenues	100	100	100	100
Cost of revenues:
Subscription	39	36	40	37
Professional services and other	5	4	5	4

Total cost of revenues	44	40	45	41

Gross margin	56	60	55	59
Operating expenses:
Sales and marketing	62	46	61	48
Research and development	17	11	16	11
General and administrative	15	14	14	15

Total operating expenses	94	71	91	74

Loss from operations	(38)	(11)	(36)	(15)
Interest income	1	1	1	1
Interest expense	(2)	(2)	(2)	(2)
Other expense	—	—	—	—

Loss before provision for income taxes	(39)	(12)	(37)	(16)
Provision for income taxes	—	—	—	—

Net loss	(39)%	(12)%	(37)%	(16)%

Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Subscription	$9,213	$17,598	91%	$16,976	$33,138	95%
Professional services and other	290	1,226	323	567	2,122	274

Total revenues	$9,503	$18,824	98%	$17,543	$35,260	101%

     Subscription revenues increased $8.4 million and $16.2 million during the three months and six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to the continued growth in the number of customers for our subscription services and increased revenues from existing customers as they increase the number of their transactions we are capturing. Professional services revenues increased $0.9 million and $1.6 million during the three and six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to the growth in our consulting and training services, resulting from the increase in the number of customers for our subscription services and additional staffing in these areas.

     The following table sets forth revenues from customers outside and within the U.S.:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Revenues from customers within the U.S	$8,548	$15,739	84%	$15,815	$29,825	89%
Revenues from customers outside the U.S	955	3,085	223	1,728	5,435	215

Total revenues	$9,503	$18,824	98%	$17,543	$35,260	101%

Revenues from customers outside the United States as a percentage of total revenues	10%	16%		10%	15%
     Revenues from customers outside of the U.S. increased $2.1 million and $3.7 million during the three months and six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to our on-going efforts to expand the number of locations outside of the U.S. where we conduct business and our international selling and marketing activities.
     America Online and certain of its affiliated entities, collectively, accounted for 11% of total revenues for both the three months and six months ended June 30, 2006. No other customer accounted for more than 10% of our total revenues during these periods. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with the entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually.
Cost of Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Subscription	$3,662	$6,804	86%	$6,950	$12,911	86%
Professional services and other	449	757	69	880	1,428	62

Total cost of revenues	$4,111	$7,561	84%	$7,830	$14,339	83%

     The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
Subscription	40%	39%	41%	39%
Professional services and other	155%	62%	155%	67%
     Cost of subscription revenues increased $3.1 million during the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to a $1.3 million increase in depreciation related to additional investment in our network infrastructure hardware, a $0.9 million increase in co-location costs associated with housing and operating network hardware and a $0.5 million increase in employee salaries and benefits and related costs, all incurred primarily to support the growth in our business. The increase was also partially due to $0.3 million in amortization of the intangible asset related to the patents licensed from NetRatings.

     Cost of subscription revenues increased $6.0 million during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily due to a $2.3 million increase in depreciation related to additional investment in our network infrastructure hardware, a $1.9 million increase in co-location costs associated with housing and operating network hardware and a $1.1 million increase in employee salaries and benefits and related costs. The increase was also partially due to $0.6 million in amortization of the intangible asset related to the patents licensed from NetRatings.
     Gross margin associated with subscription revenues increased from 60% for the three months ended June 30, 2005 to 61% for the three months ended June 30, 2006. Gross margin associated with subscription revenues increased from 59% for the six months ended June 30, 2005 to 61% for the six months ended June 30, 2005. These increases in gross margins are primarily due to increased efficiencies in network operations.
     Cost of professional services and other revenues increased $0.3 million for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to an increase of $0.2 million in employee salary and benefit costs. Cost of professional services and other revenues increased $0.5 million for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to an increase of $0.4 million in employee salary and benefit costs. The increased employee salary and benefit costs for both the three and six month periods were mainly the result of increased staffing in our consulting and training areas.
     Gross margin associated with professional services increased from (55%) for the three month period ended June 30, 2005 to 38% for the three month period ended June 30, 2006, and increased from (55%) for the six month period ended June 30, 2005 to 33% for the six month period ended June 30, 2006, primarily due to increased productivity of professional services personnel in 2006.
Operating Expenses

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Sales and marketing	$5,939	$8,605	45%	$10,776	$16,786	56%
Research and development	1,612	2,076	29	2,764	4,048	46
General and administrative	1,432	2,568	79	2,387	5,418	127

Total operating expenses	$8,983	$13,249	47%	$15,927	$26,252	65%

Sales and Marketing
     Sales and marketing expenses increased $2.7 million during the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to a $1.4 million increase in employee salaries and benefits and related costs principally resulting from increased staffing and a $1.2 million increase in commission costs due to increased staffing and revenues.
     Sales and marketing expenses increased $6.0 million during the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to increases of $4.1 million in employee salaries and benefits and related costs, $0.2 million in travel-related costs, principally resulting from increased staffing and $2.1 million in commission costs due to increased staffing and revenues. These increases were offset by an approximately $0.6 million decrease in marketing expenses due to fewer tradeshows and reduced online marketing costs.

     Research and Development
     Research and development expenses increased $0.5 million and $1.3 million during the three and six month periods ended June 30, 2006, as compared to the same periods in 2005, respectively. The increases in both the three and six month periods are primarily due to increases in salaries and benefits and related costs resulting from an increase in staffing.
     General and Administrative
     General and administrative expenses increased $1.1 million during the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to a $0.8 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing and a $0.2 million increase in outside professional services costs. General and administrative expenses increased $3.0 million during the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to a $1.8 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing and a $0.9 million increase in outside professional services costs.
     Interest Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
		(in thousands)
Interest income	$63	$174	$103	$372
     Interest income increased $0.1 million and $0.3 million during the three and six month periods ended June 30, 2006, as compared to the same periods in 2005, due to an increase in cash and cash equivalents and higher rates of return on invested cash.
     Interest Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
		(in thousands)
Interest expense	$170	$415	$297	$617
     Interest expense increased $0.2 million during the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to $0.2 million of imputed interest expense associated with the liability relating to the NetRatings settlement and a $0.1 million increase in interest on notes payable, due to additional draws on the equipment line of credit. These increases were partially offset by a $0.1 million decrease in interest expense associated with capital leases due to lease agreement buyouts completed in 2005.
     Interest expense increased $0.3 million during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, primarily due to $0.3 million of imputed interest expense associated with the liability relating to the NetRatings settlement and a $0.1 million increase in interest on notes payable. These increases were partially offset by a $0.1 million decrease in interest expense related to capital leases.

Liquidity and Capital Resources
     At June 30, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $16.4 million, accounts receivable, net, of $18.6 million and available amounts under our credit facilities of $1.8 million. During July 2006, we completed our initial public offering of 10.3 million shares of our common stock and received gross proceeds of approximately $67.0 million, including the full exercise by the underwriters of the over-allotment option. Net proceeds were approximately $62.3 million after paying underwriting discounts and commissions and before deducting estimated offering costs.
     We anticipate using the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our network infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.
     Historically, our primary sources of cash have been customer payments for our subscription and professional services, proceeds from the issuance of convertible preferred stock and proceeds from the issuance of notes payable. Our principal uses of cash historically have consisted of payroll and other operating expenses, payments relating to purchases of property and equipment primarily to support the network infrastructure needed to provide our services to our customer base, repayments of borrowings and repurchases of issued convertible preferred stock.
     Operating Activities
     Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth in our business, increases in the number of customers using our subscription and professional services and the amount and timing of payments by these customers.
     We used $1.9 million of net cash in operating activities during the first six months of 2006. The use of cash was primarily the result of a $6.2 million increase in accounts receivable, a net loss of $5.7 million, a $2.5 million increase in prepaid expenses and other assets and a $1.4 million decrease in accrued and other liabilities, partially offset by $7.1 million in non-cash depreciation, amortization and stock-based compensation expenses, a $3.6 million increase in accounts payable and a $3.2 million increase in amounts billed to customers in advance of when we recognized revenues.
     Investing Activities
     Our primary investing activities consisted of purchases of computer network equipment to accommodate the continued growth in customer transactions from which we capture data, furniture and equipment to support our operations, and payments related to the acquisition of intangible assets. As our customer base continues to expand, we expect purchases of network infrastructure equipment to grow in absolute dollars. The extent of these investments can be affected by the pace with which we add new customers, along with the timing and scale of new customer implementations. Because we make expenditures for new equipment before we receive cash from customers, it may take a number of months or longer for us to achieve positive cash flow from a customer.
     We used $11.3 million of net cash in investing activities during the first six months of 2006, primarily to purchase property and equipment.

     Financing Activities
     We generated $7.4 million of net cash from financing activities during the first six months of 2006. This cash primarily resulted from the issuance of $9.6 million of notes payable, partially offset by $2.2 million of principal payments on notes payable and capital lease obligations.
     Other Factors Affecting Liquidity and Capital Resources
     In 2004, we entered into an equipment line of credit agreement for $10.0 million. At June 30, 2006, we had $3.8 million outstanding under the line of credit. These borrowings bear interest at rates between 4.81% and 5.06% per annum, and are repayable in monthly installments through September 2007.
     We amended the equipment line of credit in 2005. This amendment provided for a revolving line of credit that could be drawn in an amount equal to the lesser of $10.0 million or the eligible borrowing base as defined in the amendment, until the maturity date of April 2007. The revolving line bears interest at a variable rate equal to the prime interest rate, plus a factor based on our liquidity ratio as defined in the amendment, which equated to a rate of 8.75% at June 30, 2006. Interest is payable monthly. At June 30, 2006, the outstanding principal balance under the revolving line was $0.5 million.
     In January 2006, we entered into a second amendment to the equipment line of credit agreement. This second amendment provided for a second equipment facility of up to $10.0 million, and reduced the total amount available for borrowing under the existing revolving line to $5.0 million. The second equipment facility may be drawn upon through March 31, 2007 and may only be used to finance or refinance equipment. Each draw under the second equipment facility has a 36-month repayment period and accrues interest at a rate based on the United States Treasury Bill Rate, plus a factor determined by our quick ratio, at the time of that draw. The borrowings under these equipment lines and revolving line cannot exceed $15.0 million. At June 30, 2006, we had net borrowings of $8.9 million under the second equipment facility, at a weighted-average interest rate of 8.19%.
     In April 2006, we amended the equipment line of credit agreement to modify certain financial covenants. We were in compliance with all financial covenants contained in the amendment at June 30, 2006.
     In February 2006, we entered into a settlement and patent license agreement with NetRatings, Inc. The agreement requires us to make periodic license payments totaling $10.0 million, $3.0 million of which we have previously paid and the balance of which is payable in quarterly installments of $1.5 million in 2006 and $1.0 million in 2007. In accordance with the agreement, we made an additional license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the web analytics revenues of the acquired company.
     At June 30, 2006, we had significant operating loss and tax credit carryforwards for federal income tax purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them have been fully utilized.
     Off-Balance Sheet Arrangements
     We do not have any special purpose entities and, other than operating leases for office space, which are described below, we do not engage in off-balance sheet financing arrangements.

     In January 2006, we amended an operating lease associated with our principal offices in Orem, Utah. The amendment increased the total square footage of office space leased and extended the lease term to March 2011 for all spaces leased under this agreement as amended. The Company has also entered into operating leases for office space in international locations.
     Contractual Obligations and Commitments
     Our future contractual obligations at June 30, 2006, are as follows (in thousands):

				Patent
				License and
	Capital	Operating	Notes	Settlement
Year ending December 31,	Leases	Leases	Payable	Costs	Total
Remaining six months in 2006	$56	$814	$3,119	$7,000	$10,989
2007	64	1,699	5,997	4,000	11,760
2008	26	1,674	3,202	–	4,902
2009	–	1,698	914	–	2,612
2010	–	1,747	–	–	1,747
2011	–	443	–	–	443

Total contractual obligations	$146	$8,075	$13,232	$11,000	$32,453

     Our future cash requirements will depend on many factors, including the expansion of our sales, support and marketing activities, the timing and extent of spending to support development efforts and expansion into new territories, the building of infrastructure to support our growth, the timing of introduction of new services and enhancements to existing services, and the continued market acceptance of our services.
     We believe our existing cash and cash equivalents, net proceeds from our IPO, any cash provided from our operations and funds available from our existing credit facilities will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Thereafter, we may need to raise additional funds to meet the cash flow requirements of our business. In addition, if we make acquisitions or license products and technologies complementary to our business, we may need to raise additional funds. If required, additional financing may not be available on terms that are favorable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.
Critical Accounting Policies
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
     We believe that the assumptions and estimates associated with revenue recognition, allowance for accounts receivables, impairment of long-lived assets and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
     Revenue Recognition
     Because we provide our applications as services, we follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:
•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.
     We recognize subscription revenues, including implementation and set-up fees on a monthly basis beginning on the date the customer commences use of our services, through the end of the contract term. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

     We recognize professional services revenues when sold with subscription offerings (generally considered to be at the time of, or within 45 days of, sale of the subscription offering) over the term of the related subscription contract as these services are considered to be inseparable from the subscription service, and we have not yet established objective and reliable evidence of fair value for the undelivered element. We recognize revenues resulting from professional services sold separately from the subscription services as these services are performed.
     Although our subscription contracts are generally noncancelable, a limited number of customers have the right to cancel their contracts, by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels their contract, they are not entitled to a refund for prior services provided to them by us.
     Allowances for Accounts Receivable
     We record a sales allowance to provide for estimated adjustments to receivables, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. We record provisions for sales allowances as a reduction to revenues and base these provisions on historical experience. We evaluate the estimate of sales allowances on a regular basis, and adjust the amount reserved accordingly.
     We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. We make provisions based on our historical bad debt experience, current economic trends and a specific review of all significant outstanding invoices. We record provisions in operating expenses. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect the receivable from the customer.
     Impairment of Long-Lived Assets
     Periodically we assess potential impairment of our long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.
     Stock-Based Compensation
     Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005 we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation as a non-cash charge over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.2 million during the second quarter of 2006, and $0.5 million during the first six months of 2006.

     We adopted SFAS No. 123R effective January 1, 2006, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant. That cost must be recognized over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS No. 123R using the prospective method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. At June 30, 2006, there was $9.1 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.9 years.
     Since January 1, 2006, our stock-based compensation has been based on the balance of deferred stock-based compensation for unvested awards at January 1, 2006, using the intrinsic value as previously recorded under APB Opinion No. 25, and the fair value of the awards on the date of grant for awards beginning January 1, 2006. The adoption of SFAS No. 123R has resulted and will continue to result in higher amounts of stock-based compensation for awards granted beginning January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB Opinion No. 25.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk
     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Japanese yen, Euro, Australian dollar, Hong Kong dollar and Canadian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during first six months of 2006. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.
     Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $16.4 million at June 30, 2006. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Since the beginning of 2006, we have invested significant resources to begin assessing our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this assessment. Areas for improvement include streamlining our billing and collection processes, further limiting internal access to certain data systems, enhancing the review and approval of company expenditures and continuing to improve coordination across the various business functions in our company. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 on December 31, 2007. As a result, we expect to make changes in our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is and may become involved in various legal matters and proceedings arising from the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters will have a material adverse effect on our results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Factors That Could Affect Future Results
     Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report on Form 10-Q. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to Our Business
We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.
     We have incurred significant losses in recent periods, including a net loss of $1.3 million in 2004, a net loss of $17.4 million in 2005 and a net loss of $5.7 million during the first six months of 2006, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization. At June 30, 2006, we had an accumulated deficit of $36.8 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, expansion of our infrastructure, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
We have derived substantially all of our subscription revenues from sales of our SiteCatalyst service. If our SiteCatalyst service is not widely accepted by new customers, our operating results will be harmed.
     We derive substantially all of our revenues from subscriptions to our SiteCatalyst service, and we expect that we will continue to derive the substantial majority of our revenues from our SiteCatalyst service in the future. To date, we have not received significant revenues from our Omniture DataWarehouse, Omniture Discover and Omniture SearchCenter services. We expect that we will continue to be highly dependent on the success of our SiteCatalyst service for the foreseeable future. If our SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our SiteCatalyst service may be hindered and our revenue growth and business will be harmed.

If we are unable to attract new customers or to sell additional services to our existing customers, our revenue growth will be adversely affected.
     To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected.
Our business depends substantially on customers renewing their subscriptions for our online business optimization services. Any decline in our customer renewals would harm our future operating results.
     We sell our online business optimization services pursuant to service agreements that are generally one to three years in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and we cannot assure you that these subscriptions will be renewed at the same or higher level of service, if at all. In fact, some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms, our revenues may decline and our business will suffer.
The significant capital requirements of our business model make it more difficult to achieve positive cash flow and profitability if we continue to grow rapidly.
     Our business model involves our making significant upfront and ongoing capital expenditures, primarily for network operations equipment, such as servers and other network devices. Because the time frame for evaluating and implementing our services, particularly for larger implementations, can be lengthy, ranging from 10 to 90 days or longer, and because we begin to invoice our customers only after the service implementation is complete, we make these expenditures well before we receive any cash from the customer. Consequently, it takes a number of months or longer to achieve positive cash flow for a customer. As a result, rapid growth in customers would require substantial amounts of cash. In addition, because of the lengthy implementation periods for new customers, we experience a delay between the increase in our operating expenses and the generation of corresponding revenues. We depreciate our capital equipment over a period of approximately four years, with depreciation being included in our cost of subscription revenues beginning immediately upon purchase of the equipment. We recognize revenue, at the earliest, only when we complete implementation of our services and invoice the customer. Thus, it takes a number of months or longer for a new customer to become profitable.
Our growth depends upon our ability to add new and retain existing large customers; however, to the extent we are successful in doing so, our gross margins and ability to achieve profitability and positive cash flow may be impaired.
     Our success depends on our ability to sell our online business optimization services to large customers and on those customers continuing to renew their subscriptions with us in successive years. We derive a significant percentage of our total revenues from a relatively small number of large customers, and the loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. However, the addition of new large customers or increase in minimum commitment levels by large existing customers requires particularly large capital expenditures and long implementation periods, resulting in longer than usual time periods to profitability and positive cash flow for these customers. In addition, we generally sell our services to our large customers at a price per transaction lower than for other customers due to their larger transaction commitments. Finally, some of our customers have in the past required us to allocate dedicated personnel to provide our services as a condition to entering into service agreements with us. As a result, new large customers or increased usage of our services by large customers may cause our gross margins to decline and negatively impact our profitability and cash flows in the near term.

Because we recognize subscription revenue over the term of the applicable agreement, the lack of subscription renewals or new service agreements may not immediately be reflected in our operating results.
     The majority of our quarterly revenues represent revenues attributable to service agreements entered into during previous quarters. As a result, a decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenues for the corresponding quarter but will negatively affect our revenues in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our services in a particular quarter may not be fully reflected in our results of operations until future periods. Our business model would also make it difficult for any rapid increase in new or renewed service agreements to increase our revenues in any one period because revenues from new customers must be recognized over the applicable service agreement term.
We have limited experience with respect to our pricing model and if the prices we charge for our services are unacceptable to our customers, our revenues and operating results will be harmed.
     We have limited experience with respect to determining the appropriate prices for our services that our existing and potential customers will find acceptable. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. For example, we face competition from businesses that offer their services at substantially lower prices than our services, and Google Inc. currently offers its web analytics service for free. As a result, in the future it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenues, gross margin and operating results.
If we are unable to develop or acquire new services, our revenue growth will be harmed.
     Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have recently introduced Omniture SearchCenter, but we have not yet received significant revenues from this service. Additionally, our existing and prospective customers may develop their own competing technologies or purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, our business and operating results will be adversely affected.
Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors, including, but not limited to, those listed below:
•	our ability to increase sales to existing customers and attract new customers;

•	the addition or loss of large customers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•	seasonal variations in the demand for our services and the implementation cycles for our new customers;

•	levels of revenues from our larger customers, which have lower per transaction pricing due to higher transaction commitments;

•	changes in our pricing policies or those of our competitors;

•	service outages or security breaches;

•	the extent to which any of our significant customers terminate their service agreements with us or reduce the number of transactions from which we capture data pursuant to their service agreements;

•	limitations of the capacity of our network and systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	the purchasing and budgeting cycles of our customers; and

•	geopolitical events such as war, threat of war or terrorist actions.
     We believe that our quarterly revenues and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
The market for on-demand services, in general, and for online business optimization services, in particular, is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.
     The market for on-demand services, in general, and for online business optimization services, in particular, is at an early stage of development, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand services, in general, and for online business optimization services, in particular. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand services. Other factors that may affect market acceptance include:
•	the security capabilities, reliability and availability of on-demand services;

•	customer concerns with entrusting a third party to store and manage their data;

•	public concern regarding privacy;

•	the level of customization or configuration we offer;

•	our ability to maintain high levels of customer satisfaction;

•	our ability to provide reports in real time during periods of intense activity on customer websites;

•	the price, performance and availability of competing products and services;

•	the rate of continued growth in online commerce and online advertising; and

•	the current and possible future imposition by federal, state and local agencies of taxes on goods and services that are provided over the Internet.
     The market for these services may not develop further, or it may develop more slowly than we expect, either of which would harm our business.
We operate in a highly competitive market, which could make it difficult for us to acquire and retain customers.
     We compete in a rapidly evolving and highly competitive market. A significant portion of our business competes with third-party, on-demand services, software vendors and online marketing service providers. Our current principal competitors include:
•	companies such as Coremetrics, Inc., Google Inc., Nedstat Ltd., WebSideStory, Inc. and WebTrends Inc. that offer on-demand services;

•	software vendors such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Sane Solutions, LLC (acquired by Unica Corporation) and SAS Institute, Inc.; and

•	online marketing service providers such as aQuantive, Inc., DoubleClick Inc. and 24/7 Real Media, Inc.
     Many of the companies that offer web analytics software offer other products or services and as a result could also bundle their products or services, which may result in these companies effectively selling their products or services at or below market prices.
     Some of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and substantially greater resources, including sales and marketing, financial and other resources. As a result, these competitors may be able to:
•	absorb costs associated with providing their products at a lower price;

•	devote more resources to new customer acquisitions;

•	respond to evolving market needs more quickly than we can; and

•	finance more research and development activities to develop better services.
     In addition, large software, Internet and database management companies may enter the market or enhance their web analytics capabilities, either by developing competing services or by acquiring existing competitors of ours, and compete against us effectively as a result of their significant resources and pre-existing relationships with our current and potential customers. For example, Google Inc. has recently introduced a web analytics service that it offers free of charge.
     If our services achieve broader commercial acceptance and as we introduce additional services, we expect that we will experience competition from additional companies.

     If we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience limited revenue growth, reduced revenues and operating margins and loss of market share.
We rely on a small number of third-party service providers to host and deliver our services, and any interruptions or delays in services from these third parties could impair the delivery of our services and harm our business.
     We host our services, and serve all of our customers from four third-party data center facilities located in California and Texas. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Furthermore, one of our data center facility agreements requires that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged.
     Furthermore, we depend on access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason, we could experience disruption in our services or we could be required to retain the services of a replacement bandwidth provider.
     Our operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity increases significantly, our operations would be harmed. If we or our third-party data centers were to experience a major power outage, we would have to rely on back-up generators, which may not work properly, and their supply might be inadequate during a major power outage. Such a power outage could result in a disruption of our business.
     Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenues, cause us to issue credits to customers, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business would be harmed if our customers and potential customers believe our services are unreliable.
If we fail to respond to rapidly changing technological developments or evolving industry standards, our services may become obsolete or less competitive.
     The market for our services is characterized by rapid technological advances, changes in customer requirements, changes in protocols and evolving industry standards. If we are unable to develop enhancements to, and new features for, our existing services or acceptable new services that keep pace with rapid technological developments, our services may become obsolete, less marketable and less competitive and our business will be harmed.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.
     We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We increased our total number of full-time employees from 157 at December 31, 2004 to 324 at June 30, 2006. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth.

     We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our business will be harmed.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.
     Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to expand our sales and marketing operations. We expect to be substantially dependent on our direct sales force to obtain new customers. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues.
Our growth depends in part on the success of our strategic relationships with third parties, including technology integration, channel partners and resellers of our services.
     We may not be able to develop or maintain strategic relationships with third parties with respect to either technology integration or channel development for a number of reasons, including because of relationships with our competitors or prospective competitors. If we are unsuccessful in establishing or maintaining our strategic relationships, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer. Further, if search engine or other online marketing providers restrict access to their networks or increase the currently nominal prices they charge for the use of their application programming interfaces, our ability to deliver services of sufficiently high value to our customers at a profitable price will be negatively affected. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that these will result in increased customers or revenues.
Because our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, our business will be susceptible to risks associated with international operations.
     We currently maintain offices outside of the United States and currently have sales personnel or independent consultants in several countries. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that any international expansion efforts that we may undertake will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	localization of our services, including translation into foreign languages and associated expenses;

•	dependence on certain third parties to increase customer subscriptions;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
     The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.
     Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenues or profitability.
     Some of our international subscription fees are currently denominated in United States dollars and paid in local currency. As a result, fluctuations in the value of the United States dollar and foreign currencies may make our services more expensive for international customers, which could harm our business.
We may be liable to our customers and may lose customers if we provide poor service, if our services do not comply with our agreements or if we are unable to collect customer data or otherwise lose customer data.
     Because of the large amount of data that we collect and manage, it is possible that errors in our systems could cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic on customer websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in real time because of significant spikes in consumer activity on their websites. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in real time or at all, our reputation could be harmed and we could lose customers.
     Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.
A rapid expansion of our network and systems could cause us to lose customer data or cause our network or systems to fail.
     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. For example, if we secure a large customer or a group of customers with extraordinary volumes of information to collect and process, we may suddenly require additional bandwidth and our existing systems may not be able to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be able to provide it only on a delayed basis or our network may temporarily shut down if we fail to expand our network to meet future requirements.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.
     The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violates such third parties’ patent rights. For example, we are aware that five of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. One of these customers has requested that we indemnify it against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreements with them or this third party may make claims directly against us. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.
     Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe.
     With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. For example, we recently entered into a settlement and patent license agreement with NetRatings, Inc., to resolve a patent infringement lawsuit that NetRatings filed against us in May 2005 and to obtain a non-exclusive, world-wide license to NetRatings’ entire patent portfolio. Under the terms of the agreement, we agreed to pay NetRatings license fees.
The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. At June 30, 2006, we had 5 issued patents in the United States and 29 United States and 15 related international patent applications pending, and in July 2006 we acquired an additional 9 issued patents from IBM. However, we cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

     We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed.
     Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.
We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
     Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to attract and retain and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business.
     Although we have no ongoing negotiations or current agreements or commitments with respect to any material acquisitions, our business strategy may include acquiring complementary services, technologies or businesses. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.
     Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurances that these transactions, once undertaken and announced, will close.
     An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
Material defects or errors in our software we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.
     The software applications underlying our services are inherently complex and may contain material defects or errors. Any defects that cause interruptions to the availability of our services could result in:
•	lost or delayed market acceptance and sales of our services;

•	sales credits or refunds to our customers;

•	loss of customers;

•	diversion of development resources;

•	injury to our reputation; and

•	increased warranty and insurance costs.
     The costs incurred in correcting any material defects or errors in our services may be substantial and could adversely affect our operating results. After the release of our services, defects or errors may also be identified from time to time by our internal team and by our customers. These defects or errors may occur in the future.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
     A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R, which became effective for fiscal periods beginning after June 15, 2005, requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS No. 123R, our results of operations in 2006 reflect expenses that are not reflected in prior periods, potentially making it more difficult for investors to evaluate our 2006 results of operations relative to prior periods.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.
     Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may distract our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that we believe our culture fosters, and our business may be harmed.
     We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation and teamwork. As we grow and change, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel, and otherwise adversely affect our future success.
Risks Related to Our Industry
Widespread blocking or erasing of cookies or other limitations on our ability to use cookies or other technologies that we employ may impede our ability to collect information and reduce the value of our services.
     Our services currently use “cookies,” which are small files of information placed on an Internet user’s computer, and “clear GIFs” (also known as pixel tags or Web beacons), which are small images placed on a web page to facilitate the collection of visitor browsing data. These technologies help us to analyze the website usage patterns of visitors to our customers’ websites. The use of third-party cookies may be construed as wrongful in the eyes of the public or governmental agencies, including non-U.S. regulators. We encourage our customers to send our cookies from their own websites and, when they are unwilling to do so, we mark our third-party cookies with their dual origin to indicate that they are both from our customer’s website and from us. However, we cannot assure you that these measures will succeed in reducing any risks relating to the use of third-party cookies.

     Most currently available web browsers allow site visitors to modify their settings to prevent or delete cookies. Additionally, widely available software allows site visitors to sweep all cookies from their computers at once. Similarly, several software programs, sometimes marketed as ad-ware or spyware detectors, may misclassify the cookies our customers are using as objectionable and prompt site visitors to delete or block them. In addition, several of these same software programs may block the use of clear GIFs. If a large number of site visitors refuse, disable or delete their cookies or clear GIFs or if we are otherwise unable to use cookies or clear GIFs, and if alternative methods or technologies are not developed in a timely manner, the quality of data we collect for our customers and the value of our services based on that data would decrease substantially.
We interact with consumers through our customers, so we may be held accountable for our customers’ handling of the consumers’ personal information.
     On behalf of our customers, we collect and use anonymous and personal information and information derived from the activities of website visitors. This enables us to provide our customers with anonymous or personally identifiable information from and about the users of their websites. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumers’ expectations.
     We also rely on representations made to us by our customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. Our customers also represent to us that they provide their website users the opportunity to “opt-out” of the information collection associated with our services. We do not audit our customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face potential adverse publicity and possible legal or other regulatory action.
Domestic or foreign laws or regulations may limit our ability to collect and use Internet user information, resulting in a decrease in the value of our services and having an adverse impact on the sales of our services.
     State attorneys general, governmental and non-governmental entities and private persons may bring legal actions asserting that our methods of collecting, using and distributing website visitor information are illegal or improper, which could require us to spend significant time and resources defending these claims. The costs of compliance with, and the other burdens imposed by, laws or regulatory actions may prevent us from offering services or otherwise limit the growth of our services. In addition, some companies have been the subject of class-action lawsuits and governmental investigations based on their collection, use and distribution of website visitor information. Any such legal action, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image and harm our business.
     Various state legislatures, including those of Utah and California, have enacted legislation designed to protect Internet users’ privacy by prohibiting certain kinds of downloadable software. Similar legislation has been proposed federally. This legislation, if drafted broadly enough, could be deemed to apply to the technology we use and could potentially restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial amounts of money and time to make changes and could decrease the amount and utility of the information that we collect.
     Both existing and proposed laws regulate and restrict the collection and use of information over the Internet that personally identifies the website visitor. These laws continue to change and vary among domestic and foreign jurisdictions, but certain information such as names, addresses, telephone numbers, credit card numbers and e-mail addresses are widely considered personally identifying. The scope of information collected over the Internet that is considered personally identifying may become more expansive, and it is possible that current and future legislation may apply to information that our customers currently collect without the explicit consent of website visitors. If information that our customers collect and use without explicit consent is considered to be personally identifying, their ability to collect and use this information will be restricted and they would have to change their methods, which could lead to decreased use of our services.

     Domestic and foreign governments are also considering restricting the collection and use of Internet usage data generally. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about website visitors. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit data collection practices, our customers would likely have to obtain the express consent of a user of our customers’ websites before we could collect, share or use any of that user’s information regardless of whether the collection is done on behalf of our customers. Any requirement that we obtain consent from the users of our customers’ websites would reduce the amount and value of the information that we provide to customers, which might cause some existing customers to discontinue using our services. We would also need to expend considerable effort and resources to develop new information collection procedures to comply with an express consent requirement. Even if our customers succeeded in developing new procedures, they might be unable to convince Internet users to agree to the collection and use of the users’ information. This would negatively impact our revenues, growth and potential for expanding our business and could cause our stock price to decline.
We may face liability for the unauthorized disclosure or theft of private information, which could expose us to liabilities and harm our stock price.
     Unauthorized disclosure of personally identifiable information regarding website visitors, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were even an inadvertent disclosure of personally identifiable information, or if a third party gains unauthorized access to the personally identifiable information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims (including claims for substantial liquidated damages) pursuant to our agreements with our customers or other liabilities. In addition, if a person penetrates our network security or otherwise misappropriates data, we could be subject to liability. Such perceived or actual unauthorized disclosure of the information we collect or breach of our security could harm our business.
We may face public relations problems as a result of violations of privacy laws and perceived mistreatment of personal information, and these public relations problems may harm our reputation and thereby lead to a reduction in customers and lower revenues.
     Any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to our business practices. Public concerns regarding data collection, privacy and security may cause some website visitors to be less likely to visit websites that subscribe to our services. If enough users choose not to visit our customers’ websites, our ability to collect sufficient amounts of information and provide our services effectively would be adversely affected, and those websites could stop using our services. This, in turn, would reduce the value of our services and inhibit or reverse the growth of our business.
Internet-related and other laws could adversely affect our business.
     Laws and regulations that apply to communications and commerce over the Internet are becoming more prevalent. In particular, the growth and development of the market for online commerce has prompted calls for more stringent tax, consumer protection and privacy laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. This could negatively affect the businesses of our customers and reduce their demand for our services. Internet-related laws, however, remain largely unsettled, even in areas where there has been some legislative action. The adoption or modification of laws or regulations relating to the Internet or our operations, or interpretations of existing law, could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Sales of Unregistered Securities
     In the quarter ended June 30, 2006, we issued (1) options to purchase an aggregate of 1,245,186 shares of our common stock under our 1999 Equity Incentive Plan to employees, directors and consultants with exercise prices ranging from $8.25 to $9.20 per share, and (2) an aggregate of 183,250 shares of our common stock to employees, directors and consultants upon exercise of options issued under our 1999 Equity Incentive Plan, with a weighted-average exercise price of approximately $0.31 per share, for aggregate proceeds to the Company of $56,233, including shares subject to repurchase.
     In the quarter ended June 30, 2006, we issued 142,791 shares of Series B-2 preferred stock to a reseller of our services under cashless exercise provisions of a warrant to purchase 202,407 shares of Series B-2 preferred stock at an exercise price of approximately $1.91 per share.
     None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from the registration requirements of the Securities Act in reliance on Rule 701 as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701 or in reliance on Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services. Appropriate legends have been affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us. When we have relied on Section 4(2) of the Securities Act, we have received affirmative representations from the purchasers of unregistered securities regarding these purchasers’ financial sophistication.
     On June 20, 2006, the Company effected, by filing an amendment and restatement of our Certificate of Incorporation, a 1-for-2 reverse stock split, and all then outstanding shares of our common stock and preferred stock were reconstituted as 14,835,579 and 21,673,596 shares of our unregistered common stock and preferred stock, respectively. We received no consideration as a result of this transaction. We believe this transaction was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) thereof as an exchange of securities by us with our existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.
     None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
     We filed an amended and restated Certificate of Incorporation on July 3, 2006, as shown in Exhibit 3.1 to this quarterly report on Form 10-Q, which modified the rights of holders of our common stock. This amendment and restatement increased the authorized shares of common stock, authorized undesignated shares of preferred stock, eliminated the ability of stockholders to take action by written consent, and created three classes of directors with staggered three-year terms. At the same time, we adopted amended and restated Bylaws, as shown in Exhibit 3.2 to this quarterly report on Form 10-Q, that also, among other things, eliminated the ability of stockholders to take actions by written consent and established certain procedures for advance notice of stockholder proposals and director nominations.

     Use of Proceeds from Public Offering of Common Stock
     In July 2006, we completed our IPO pursuant to a registration statement on Form S-1 (Registration No. 333-132987) which the U.S. Securities and Exchange Commission declared effective on June 27, 2006. Under the registration statement, we registered the offering and sale of an aggregate of 10,305,000 shares of our common stock, and another 2,000,000 shares of our common stock sold by certain selling stockholders, entities affiliated with Joshua G. James and John R. Pestana, who are founders and officers and directors of the Company. The offering did not terminate until after the sale of all of the shares registered on the registration statement. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $6.50 per share. The managing underwriters were Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and J.P. Morgan Securities Inc.
     As a result of the IPO, we raised a total of $67.0 million in gross proceeds from the IPO, or approximately $62.3 million in net proceeds after deducting underwriting discounts and commissions of $4.7 million and before deducting estimated offering expenses. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. In accordance with the terms of the settlement and patent license agreement between us and NetRatings, we used $4.0 million of the net proceeds from the IPO to make a license payment to NetRatings due on the closing of the IPO. We anticipate that we will use the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our network infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     In the quarter ended June 30, 2006, our stockholders took the following actions by written consent without a meeting in accordance with Section 228(e) of the Delaware General Corporation Law:
•	Election of New Director. Effective May 15, 2006, stockholders holding a total of 23,047,165 shares of our stock out of 36,484,194 shares issued and outstanding (on an as-converted to common stock basis) approved, by written consent without a meeting, the election of Dana L. Evan to serve as a member of our Board of Directors until her successor has been duly elected and qualified.

•	Various Actions taken in connection with our Initial Public Offering. Effective June 19, 2006, stockholders holding a total of 23,047,165 shares of our stock out of 36,509,194 shares issued and outstanding (on an as-converted to common stock basis) approved, by written consent without a meeting, each of the following:
o	The amendment and restatement of our Certificate of Incorporation to effect the 1-for-2 reverse stock split of our common stock and preferred stock;

o	The amendment and restatement of our Certificate of Incorporation, to be effective upon the conversion of all of our currently outstanding preferred stock into common stock immediately prior to the closing of our IPO, to, among other things, (1) authorize 250,000,000 shares of common stock with the rights and preferences set forth in the Certificate of Incorporation; (2) delete all references to series of preferred stock and instead authorize 10,000,000 shares of undesignated shares of authorized preferred stock; (3) provide for a staggered board of three classes of directors; (4) eliminate actions by written consent of the stockholders; and (5) provide for certain other amendments;

o	The amendment and restatement of our Bylaws, to be effective upon the completion of the IPO, to, among other things, conform its provisions to those of our Certificate of Incorporation;

o	The adoption of our 2006 Equity Incentive Plan, including, among other things, reserving 2,255,296 shares of common stock for issuance under the plan, plus (1) a maximum of 8,876,410 shares from our 1999 Equity Incentive Plan that are not issued or subject to outstanding grants under that plan, (2) any shares of common stock issued under that plan that are forfeited or repurchased by us or that would be issuable upon exercise of options that expire or become unexerciseable for any reason without having been exercised in full, and (3) an annual increase to be added on the first day of our fiscal year beginning with our 2007 fiscal year, equal to the lesser of (a) 30,000,000 shares of Common Stock, or (b) five percent (5%) of the outstanding shares of common stock on the last day of our immediately preceding fiscal year;

o	The adoption of our 2006 Employee Stock Purchase Plan, including, among other things, reserving 500,000 shares of common stock for sale under the plan, plus (1) an annual increase to be added on the first day of our fiscal year beginning with our 2007 fiscal year, equal to the lesser of (a) 12,000,000 shares, (b) one percent (1%) of the outstanding shares of common stock on the last day of our immediately preceding fiscal year, and (c) such other amount as may be determined by our Board of Directors or a committee thereof; and

o	The approval of our indemnification agreement to be entered into with each of the current and future officers (that is, our chief executive officer, our chief financial officer and all of our executive vice presidents and senior vice presidents) and our directors.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     (a) Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect

3.2*	Amended and Restated Bylaws of the Registrant currently in effect

4.1(A)	Specimen common stock certificate of the Registrant

4.2(B)	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and certain holders of the Registrant’s common stock named therein

4.3(C)	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006

10.1(C)	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and officers

10.2A(D)	1999 Equity Incentive Plan of the Registrant, as amended

10.2B(D)	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan

10.2C(B)	Form of Stock Option Agreement under the 1999 Equity Incentive Plan entered into by and among the Registrant and its Named Executive Officers and non-employee directors

10.3A(D)	2006 Equity Incentive Plan of the Registrant

10.3B(D)	Form of Stock Option Agreement under the 2006 Equity Incentive Plan

10.4A(D)	2006 Employee Stock Purchase Plan of the Registrant

10.4B(D)	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan

10.5(A)	Amended and Restated Employment Agreement between the Registrant and Joshua G. James

10.6(A)	Amended and Restated Employment Agreement between the Registrant and John R. Pestana

10.7(D)	Offer Letter with Michael S. Herring, dated October 20, 2004

10.8A(D)	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC

10.8B(D)	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC

10.8C(D)	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC

10.8D(D)	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC

10.8E(D)	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC

10.8F(D)	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC

10.9†(E)	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant

10.10(E)	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002

10.11(E)	Silicon Valley Bank Warrant to Purchase Stock dated April 10, 2000

10.12(A)	Change of Control Agreement between the Registrant and Joshua G. James

10.13(A)	Change of Control Agreement between the Registrant and John R. Pestana

10.14(A)	Form of Change of Control Agreement between Registrant and Brett M. Error and Christopher C. Harrington

10.15(A)	Change of Control Agreement between the Registrant and Michael S. Herring

31.1*	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

(A)	Incorporated by reference to Exhibit 3.2B filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on June 22, 2006.

(B)	Incorporated by reference to exhibits of the same number filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on June 9, 2006.

(C)	Incorporated by reference to exhibits of the same number filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on May 24, 2006.

(D)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on April 4, 2006.

(E)	Incorporated by reference to exhibits of the same number filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on May 8, 2006.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC.
(Registrant)

Date: August 11, 2006	/s/ Joshua G. James Joshua G. James Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 11, 2006	/s/ Michael S. Herring Michael S. Herring
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     (a) Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Registrant currently in effect

3.2*	Amended and Restated Bylaws of the Registrant currently in effect

4.1(A)	Specimen common stock certificate of the Registrant

4.2(B)	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and certain holders of the Registrant’s common stock named therein

4.3(C)	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006

10.1(C)	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and officers

10.2A(D)	1999 Equity Incentive Plan of the Registrant, as amended

10.2B(D)	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan

10.2C(B)	Form of Stock Option Agreement under the 1999 Equity Incentive Plan entered into by and among the Registrant and its Named Executive Officers and non-employee directors

10.3A(D)	2006 Equity Incentive Plan of the Registrant

10.3B(D)	Form of Stock Option Agreement under the 2006 Equity Incentive Plan

10.4A(D)	2006 Employee Stock Purchase Plan of the Registrant

10.4B(D)	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan

10.5(A)	Amended and Restated Employment Agreement between the Registrant and Joshua G. James

10.6(A)	Amended and Restated Employment Agreement between the Registrant and John R. Pestana

10.7(D)	Offer Letter with Michael S. Herring, dated October 20, 2004

10.8A(D)	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC

10.8B(D)	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC

10.8C(D)	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC

10.8D(D)	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC

10.8E(D)	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC

10.8F(D)	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC

10.9†(E)	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant

10.10(E)	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002

10.11(E)	Silicon Valley Bank Warrant to Purchase Stock dated April 10, 2000

10.12(A)	Change of Control Agreement between the Registrant and Joshua G. James

10.13(A)	Change of Control Agreement between the Registrant and John R. Pestana

10.14(A)	Form of Change of Control Agreement between Registrant and Brett M. Error and Christopher C. Harrington

10.15(A)	Change of Control Agreement between the Registrant and Michael S. Herring

31.1*	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

(A)	Incorporated by reference to Exhibit 3.2B filed with Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on June 22, 2006.

(B)	Incorporated by reference to exhibits of the same number filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on June 9, 2006.

(C)	Incorporated by reference to exhibits of the same number filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on May 24, 2006.

(D)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on April 4, 2006.

(E)	Incorporated by reference to exhibits of the same number filed with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-132987) on May 8, 2006.