Form 10-Q
period 2006-09-30
Omniture, Inc.
filed 2006-11-13
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 000-52076
OMNITURE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0619936 (IRS Employer Identification No.)
550 East Timpanogos Circle
Orem, Utah 84097
(Address, including zip code, of Registrant’s principal executive offices)
801.722.7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
There were 48,299,337 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on November 9, 2006.

OMNITURE, INC.
Form 10-Q for the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	September 30,
	2005	2006
		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$22,196	$67,813
Accounts receivable, net of allowances of $962 and $1,475 at December 31, 2005 and September 30, 2006, respectively	12,325	21,548
Prepaid expenses and other current assets	720	1,616

Total current assets	35,241	90,977
Property and equipment, net	27,517	33,064
Intangible assets, net	10,150	10,247
Other assets	143	350

Total assets	$73,051	$134,638

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$4,081	$2,872
Accrued liabilities	13,993	11,567
Current portion of deferred revenues	12,855	19,058
Current portion of notes payable	3,035	6,120
Current portion of capital lease obligations	86	65

Total current liabilities	34,050	39,682
Deferred revenues, less current portion	396	1,880
Notes payable, less current portion	2,794	5,553
Capital lease obligations, less current portion	77	35
Other liabilities	4,118	1,361
Commitments and contingencies
Convertible preferred stock	61,882	—
Stockholders’ (deficit) equity:
Common stock	14	47
Additional paid-in capital	4,104	126,592
Deferred stock-based compensation	(3,270)	(2,439)
Accumulated other comprehensive income	—	3
Accumulated deficit	(31,114)	(38,076)

Total stockholders’ (deficit) equity	(30,266)	86,127

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$73,051	$134,638

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Revenues:
Subscription	$11,136	$19,535	$28,112	$52,673
Professional services and other	378	1,493	945	3,615

Total revenues	11,514	21,028	29,057	56,288

Cost of revenues:
Subscription	4,476	7,721	11,426	20,632
Professional services and other	510	778	1,390	2,206

Total cost of revenues	4,986	8,499	12,816	22,838

Gross profit	6,528	12,529	16,241	33,450

Operating expenses:
Sales and marketing	6,542	8,847	17,318	25,633
Research and development	2,007	2,284	4,771	6,332
General and administrative	1,841	3,078	4,228	8,496

Total operating expenses	10,390	14,209	26,317	40,461

Loss from operations	(3,862)	(1,680)	(10,076)	(7,011)
Interest income	250	861	353	1,233
Interest expense	(188)	(368)	(485)	(985)
Other expense	(20)	(22)	(32)	(84)

Loss before provision for income taxes	(3,820)	(1,209)	(10,240)	(6,847)
Provision for income taxes	—	64	—	115

Net loss	$(3,820)	$(1,273)	$(10,240)	$(6,962)

Basic and diluted net loss per share	$(0.28)	$(0.03)	$(0.75)	$(0.28)
Weighted-average number of shares, basic and diluted	13,797	45,850	13,629	24,662
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2005	2006
Cash flows from operating activities:
Net loss	$(10,240)	$(6,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,359	9,404
Stock-based compensation	259	2,117
Loss on disposal of property and equipment	5	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,496)	(9,223)
Prepaid expenses and other assets	(17)	(1,103)
Accounts payable	1,287	(1,209)
Accrued and other liabilities	1,572	(1,741)
Deferred revenues	3,295	7,687

Net cash used in operating activities	(4,976)	(1,030)
Cash flows from investing activities:
Purchases of property and equipment	(13,397)	(13,693)
Purchases of intangible assets	—	(4,978)

Net cash used in investing activities	(13,397)	(18,671)
Cash flows from financing activities:
Proceeds from exercise of stock options	192	181
Proceeds from issuance of convertible preferred stock, net of issuance costs	39,653	—
Proceeds from issuance of common stock, net of issuance costs	—	59,356
Proceeds from issuance of notes payable	500	9,608
Principal payments on notes payable and capital lease obligations	(2,761)	(3,827)

Net cash provided by financing activities	37,584	65,318

Net increase in cash and cash equivalents	19,211	45,617
Cash and cash equivalents at beginning of period	8,927	22,196

Cash and cash equivalents at end of period	$28,138	$67,813

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
          The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus dated June 27, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2006 or thereafter.
     Initial Public Offering
          In July 2006, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 10,305,000 shares of its common stock, including 1,605,000 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price of $6.50 per share. As a result of the IPO, the Company raised a total of $66,983,000 in gross proceeds from the IPO, or approximately $62,294,000 in net proceeds after deducting underwriting discounts and commissions and before deducting estimated offering expenses. Upon the initial closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 21,816,387 shares of common stock.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
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
     Comprehensive Loss
          Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) consists of changes in stockholders’ (deficit) equity that are not the result of transactions with stockholders. The Company’s only element of other comprehensive income (loss) is attributable to foreign currency translation adjustments. Other comprehensive income (loss) for all periods presented was immaterial.
     Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial statements.
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
          The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
three and nine months ended September 30, 2006, 107,809 and 234,161 respectively, shares of common stock subject to repurchase became vested. At September 30, 2006, the Company had recorded a liability of approximately $184,000 relating to 967,234 unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.
          The Company’s Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 Plan provides for the grant of incentive stock options to employees and subsidiary corporations’ employees, and for the grant of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares to the Company’s employees, directors and consultants and subsidiary corporations’ employees and consultants. The Company’s stockholders authorized 2,255,296 shares of common stock available for future issuance under the 2006 Plan. The number of shares reserved for issuance under this plan will be increased by a maximum of 8,876,410 shares from the 1999 Plan, including:

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
          At September 30, 2006, a total of 2,456,545 shares of common stock were available for grant under the Company’s stock option plans.
          The Company’s Board of Directors adopted the 2006 Employee Stock Purchase Plan in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods. At the end of each six-month offering period, qualified employees are entitled to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock at the exercise date, which is the first trading date on or after February 15 and August 15 of each year. At September 30, 2006, 500,000 shares of common stock were reserved for issuance under this plan of which none were issued at September 30, 2006. In addition, the Company’s 2006 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the 2006 Employee Stock Purchase Plan on the first day of each year, beginning with 2007, equal to the lesser of:
•	1% of the outstanding shares of the Company’s common stock on the first day of the year;

•	12,000,000 shares; and

•	such other amount as may be determined by the Company’s Board of Directors or a committee thereof.
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (1) the grant-date fair value of stock option awards granted or modified beginning January 1, 2006; and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic-value method as previously

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
permitted under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Results for prior periods have not been restated.
          As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss from operations, loss before provision for income taxes and net loss for the three and nine months ended September 30, 2006 were $604,000 and $1,038,000, respectively, greater than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 would have decreased by $0.01 and $0.04, respectively, if the Company had not adopted SFAS No. 123R.
          In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The weighted-average expected option term for options granted during the nine months ended September 30, 2006 was calculated using the simplified method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the nine months ended September 30, 2006 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.
          During the nine months ended September 30, 2006, the Company granted stock option awards to purchase 2,170,186 shares of common stock at a weighted-average exercise price of $7.64 and a weighted-average grant-date fair value of $5.20. During the three and nine months ended September 30, 2006, the Company recorded compensation expense totaling $653,000 and $1,150,000 respectively, related to these stock option awards. During the three and nine months ended September 30, 2006, options to purchase 27,813 and 39,063, respectively, shares of common stock granted under the provisions of SFAS No. 123R were forfeited at a weighted-average grant-date fair value of $5.28 and $5.29, respectively. At September 30, 2006, there was $8,940,000 of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.5 years.
          The fair value of stock option awards granted during the nine months ended September 30, 2006 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

Expected volatility	63%-64%
Expected term (in years)	5.8-7.0
Risk-free interest rate	4.6%-5.1%
Expected dividends	—

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
          The following table summarizes stock option activity under the Company’s stock option plans for the nine months ended September 30, 2006:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining	Aggregate
	Subject to	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term	Value
	Options	Per Share	(in Years)	(2)
				(in thousands)
Outstanding at December 31, 2005	6,728,518	$0.91
Granted	2,170,186	7.64
Exercised	(1,444,621)	0.15
Canceled	(144,543)	3.65

Outstanding at September 30, 2006	7,309,540	2.55	7.4	$36,312

Vested and expected to vest at September 30, 2006 (1)	1,942,768	7.61	9.6	$1,088

Exercisable at September 30, 2006	4,672,565	1.12	6.3	$31,678

(1)	Includes only options granted beginning January 1, 2006 that are subject to the provisions of SFAS No. 123R.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at September 30, 2006.
          During the nine months ended September 30, 2006, the aggregate intrinsic value of stock option awards exercised was $9,789,000, which is measured as the difference between the exercise price and the closing market price of the Company’s common stock at the date of exercise. Options granted after the adoption of SFAS No. 123R with a total fair value of approximately $532,000 completed vesting during the nine months ended September 30, 2006.
          During the nine months ended September 30, 2006, the Company also recorded stock-based compensation expense of $224,000 due to the modification and acceleration of the vesting of an employee’s stock options, initially granted prior to the adoption of SFAS No. 123R, upon termination of employment.
          In February 2006, the Company issued 250 shares of common stock to a consultant for services rendered. In connection with this issuance, the Company recorded $2,000 of stock-based compensation expense.
          Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. In 2005, the Company recorded deferred stock-based compensation of $3,801,000 relating to options to purchase 2,238,673 shares of common stock granted with an exercise price less than the deemed fair value of the common stock, which is being amortized on a straight-line basis over the vesting period of the employee stock options, which is generally four years. The Company recorded stock-based compensation expense related to these stock options of $134,000 and $244,000 for the three months ended September 30, 2005 and 2006, respectively, and $259,000 and $741,000 for the nine months ended September 30, 2005 and 2006, respectively.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
          Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(unaudited)
Cost of subscription revenues	$11	$60	$27	$116
Cost of professional services and other revenues	2	14	4	30
Sales and marketing	31	292	46	634
Research and development	78	155	164	381
General and administrative	12	376	18	956

	$134	$897	$259	$2,117

3. Concentrations of Credit Risk and Significant Customers
          Two customers accounted for 6% and 5% of accounts receivable at both December 31, 2005 and September 30, 2006. America Online and certain of its affiliated entities (“America Online”), collectively, accounted for 14% and 11% of total revenues during the three and nine months ended September 30, 2005, respectively. America Online accounted for 12% and 11% of total revenues for the three and nine months ended September 30, 2006, respectively. At December 31, 2005 and September 30, 2006, assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues during the three and nine months ended September 30, 2005 and 2006.
          The following table sets forth revenues from customers outside and within the United States (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(unaudited)
Revenues from customers within the United States	$10,268	$17,382	$26,083	$47,207
Revenues from customers outside the United States	1,246	3,646	2,974	9,081

Total revenues	$11,514	$21,028	$29,057	$56,288

Revenues from customers outside the United States as a percentage of total revenues	11%	17%	10%	16%

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
4. Net Loss Per Share
          The following table presents the numerator and a reconciliation of the denominator used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(unaudited)
Numerator:
Net loss	$(3,820)	$(1,273)	$(10,240)	$(6,962)

Denominator:

Weighted-average common shares outstanding	14,610	46,774	14,251	25,415
Weighted-average common shares outstanding subject to repurchase	(813)	(924)	(622)	(753)

Denominator for basic and diluted net loss per share	13,797	45,850	13,629	24,662

          The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(unaudited)
Common shares outstanding subject to repurchase	795	900	603	735
Employee stock options	4,984	4,415	4,987	5,308
Warrants	485	273	439	405
Convertible preferred stock	21,472	711	16,564	14,688
5. Balance Sheet Accounts
     Property and Equipment
          Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(unaudited)
Computers, equipment and software	$35,519	$48,780
Furniture and fixtures	483	804
Leasehold improvements	1,204	1,315

	37,206	50,899
Less: Accumulated depreciation and amortization	(9,689)	(17,835)

	$27,517	$33,064

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
          Depreciation expense (including amortization of leasehold improvements) was $1,583,000 and $3,058,000 for the three months ended September 30, 2005 and 2006, respectively, and $3,914,000 and $8,146,000 for the nine months ended September 30, 2005 and 2006, respectively.
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
          During the nine months ended September 30, 2006, the Company purchased certain technology patents for $1,399,000, which is being amortized over 6.9 years, which represents the weighted-average remaining life of these patents.
          The Company is amortizing its intangible assets on a straight-line basis over a period of three to seven years. The weighted-average remaining amortization periods of intangible assets were 6.6 years and 6.0 years at December 31, 2005 and September 30, 2006, respectively. Amortization expense related to intangible assets was $130,000 and $449,000 for the three months ended September 30, 2005 and 2006, respectively, and $445,000 and $1,258,000 for the nine months ended September 30, 2005 and 2006, respectively.
     Accrued Liabilities
          Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(unaudited)
Patent license and settlement costs	$9,495	$4,256
Accrued bonuses and commissions	1,932	2,882
Other accrued liabilities	2,566	4,429

	$13,993	$11,567

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Other Liabilities
          Other liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2005	2006
		(unaudited)
Patent license and settlement costs	$3,819	$982
Other liabilities	299	379

	$4,118	$1,361

6. Notes Payable
          Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	September 30,
	Rate	Date	2005	2006
				(unaudited)
Draw on equipment line of credit	5.00%	Aug. 2007	$2,349	$1,292
Draw on equipment line of credit	5.06	Oct. 2007	1,654	977
Draw on equipment line of credit	4.81	Oct. 2007	1,326	784
Draw on revolving line of credit	variable rate	Dec. 2007	500	500
Draw on second equipment facility	7.55	Jan. 2009	—	1,556
Draw on second equipment facility	7.77	Feb. 2009	—	886
Draw on second equipment facility	8.03	Mar. 2009	—	1,667
Draw on second equipment facility	8.38	Apr. 2009	—	1,864
Draw on second equipment facility	8.79	June 2009	—	2,147

			5,829	11,673
Less: current portion			(3,035)	(6,120)

Notes payable, excluding current portion			$2,794	$5,553

          In 2004, the Company entered into an equipment line of credit agreement for $10,000,000 (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 12-month draw period, which expired on August 5, 2005, and a 36-month repayment period for each draw.
          In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment decreased the committed credit limit under the Equipment Line of Credit to $7,352,000, which was equal to the outstanding principal balance at the time of the amendment. Accordingly, the Equipment Line of Credit allows for no further draws. The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”). The Revolving Line could be drawn upon, up to the lesser of $10,000,000 or the eligible borrowing base as defined in the 2005 Amendment, until its maturity date of April 2007. Borrowings under the Revolving Line bear annual interest at a variable rate equal to the prime interest rate plus a factor based on the Company’s liquidity ratio as defined in the 2005 Amendment, which equated to a rate of 7.75% and 8.25% at December 31, 2005 and September 30, 2006, respectively. Interest is payable monthly.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
          In January 2006, the Company entered into a second amendment (the “2006 Amendment”) of the Equipment Line of Credit, which provided for a second equipment facility of up to $10,000,000, and reduced the total amount available for draw under the Revolving Line to $5,000,000. The second equipment facility may be drawn upon through March 31, 2007 and may only be used to finance or refinance equipment. Each draw under the 2006 Amendment has a 36-month repayment period and accrues interest at a rate based on the U.S. Treasury Bill Rate, plus a factor determined by the Company’s Quick Ratio, as described in the 2006 Amendment, at the time of that draw. The maximum combined outstanding principal balance from borrowings under the Equipment Line of Credit, the 2005 Amendment and the 2006 Amendment cannot exceed $15,000,000. The 2006 Amendment modified or eliminated certain covenants in the 2005 Amendment. The Company was not in technical compliance with a financial covenant contained in the 2006 Amendment at March 31, 2006, and obtained a compliance waiver from the lender related to this covenant. In April 2006, the Company amended the agreement to modify the waived financial covenant. The Company was in compliance with all financial covenants contained in the amendment at September 30, 2006.
          The aggregate maturities of notes payable at September 30, 2006 were as follows (in thousands):

Year Ending December 31,
(unaudited)
Remaining three months in 2006	$1,559
2007	5,997
2008	3,203
2009	914

$11,673

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
          The Company recorded a provision for income taxes of $64,000 and $115,000 for the three and nine months ended September 30, 2006, primarily related to foreign and state income taxes. The Company did not record a tax provision for the same periods in 2005.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
8. Commitments and Contingencies
     Litigation Settlement
          On February 28, 2006, the Company signed a settlement and patent license agreement under which it licensed all issued patents and pending patent applications owned or controlled by NetRatings, Inc. (“NetRatings”), and NetRatings agreed to release all claims covered by a patent infringement lawsuit that it brought against the Company in May 2005. In return, the Company agreed to make periodic payments to NetRatings totaling $10,000,000 over the period from the signing date of the agreement through December 2007, of which $4,500,000 was paid as of September 30, 2006. In accordance with the agreement, the Company was also required to make an additional $4,000,000 payment (“Contingent Payment”) to NetRatings upon the completion of its initial public offering in July 2006. In the event that the Company acquires certain specified companies, the Company may be required to make additional license payments based on the web analytics revenues of the acquired company.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
          The future minimum lease payments under noncancellable capital and operating leases at September 30, 2006 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
	(unaudited)
Remaining three months in 2006	$28	$412
2007	64	1,699
2008	26	1,674
2009	—	1,698
2010	—	1,747
2011	—	443

Total minimum lease payments	118	$7,673

Less: imputed interest	(18)

Present value of minimum lease payments	100
Less: current portion	(65)

Capital lease obligations, less current portion	$35

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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: operating expenses; business expansion; the impact of quarterly fluctuations of revenue and operating results; expansion of product offerings; the release of future versions of current services; levels and sources of revenue; future acquisitions of or investments in complementary companies, products or technologies; acquisition of new customers; customer renewal rates; our expectations concerning relationships with third parties, including technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market; levels of capital expenditures; fluctuations in interest rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreement with NetRatings; adequacy of our intellectual property; changes in Internet-related and other laws; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trend of our costs and expenses; staffing and expense levels; expansion of our international operations; and adequacy of our capital resources to fund operations and growth.
          These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within Part II. Item 1A “Risk Factors” of this quarterly report on Form 10-Q and elsewhere within this report.
          Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.
          The reports we file with the SEC are available, free of charge, on the Investor Relations page of our Internet website under “SEC Filings,” as soon as reasonably practicable after we file electronically such material with SEC. Our Internet website address is http://www.omniture.com. Information on our website does not constitute a part of this quarterly report on Form 10-Q.
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

          We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $3.6 million in 2001 to $42.8 million in 2005. Our revenues for the first nine months of 2006 were $56.3 million. Our total cost of revenues plus total operating expenses have increased from $6.1 million in 2001 to $60.2 million in 2005, and our net loss has increased from $0.4 million in 2001 to $17.4 million in 2005. For the first nine months of 2006, our total cost of revenues plus total operating expenses were $63.3 million and our net loss was $7.0 million. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2001 have been derived from subscription fees for our services, which represented approximately 95% of total revenues in 2004, 96% of total revenues in 2005 and 94% of revenues for the first nine months of 2006.
          We provide our online business optimization services to businesses with an online presence. In the first nine months of 2006, our services captured more than 900 billion transactions for over 1,500 customers in 73 countries. Our revenue growth and profitability will depend on our ability to attract new customers and to retain our customers over time. The delivery of our services requires us to make significant upfront capital expenditures to support the network infrastructure needs of our services. We typically depreciate these capital expenditures over a period of approximately four years, and we begin to include the depreciation amount in our cost of subscription revenues promptly after making the expenditures. We generally recognize revenue from our customers ratably over the contractual service period but only after we begin to provide our services to them. Therefore, any delays we encounter in the implementation of our services to our customers will impact our ability to start recognizing revenue and to begin to offset the depreciation costs resulting from the upfront capital expenditures. These delays will also defer the collection of cash necessary to begin offsetting the expenditures.
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
          In July 2006, we completed an initial public offering of common stock, or IPO, in which we sold and issued 10,305,000 shares of common stock, including 1,605,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at an issuance price of $6.50 per share. As a result of the IPO, we raised approximately $62.3 million, net of underwriting discounts and commissions and before offering expenses. We have invested the portion of net proceeds not required for immediate corporate needs in short-term, interest-bearing, investment grade securities.
How We Generate Revenues
          Our revenues are classified into two types: subscription revenues and professional services and other revenues. Subscription revenues accounted for 89% of total revenues in 2003, 95% of total revenues in 2004, 96% of total revenues in 2005 and 94% of total revenues in the first nine months of 2006.
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
          We have also experienced, and expect to continue to experience, rapid growth in our operating expenses, as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 33 at December 31, 2002 to 323 at September 30, 2006. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.
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
          We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At September 30, 2006, there was $8.9 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.5 years.
          As of September 30, 2006, we had significant net operating loss and tax credit carryforwards for federal income tax purposes. We intend to utilize any carryforwards available to us to reduce our tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized.

Results of Operations
          The following table sets forth the condensed consolidated statements of operations for the periods indicated as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Revenues:
Subscription	97%	93%	97%	94%
Professional services and other	3	7	3	6

Total revenues	100	100	100	100
Cost of revenues:
Subscription	39	36	39	37
Professional services and other	4	4	5	4

Total cost of revenues	43	40	44	41

Gross margin	57	60	56	59
Operating expenses:
Sales and marketing	57	42	60	45
Research and development	17	11	16	11
General and administrative	16	15	15	15

Total operating expenses	90	68	91	71

Loss from operations	(33)	(8)	(35)	(12)
Interest income	2	4	1	2
Interest expense	(2)	(2)	(1)	(2)
Other expense	—	—	—	—

Loss before provision for income taxes	(33)	(6)	(35)	(12)
Provision for income taxes	—	—	—	—

Net loss	(33)%	(6)%	(35)%	(12)%

     Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Subscription	$11,136	$19,535	75%	$28,112	$52,673	87%
Professional services and other	378	1,493	295	945	3,615	283

Total revenues	$11,514	$21,028	83%	$29,057	$56,288	94%

          Subscription revenues increased $8.4 million and $24.6 million during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to the continued growth in the number of customers for our subscription services and increased revenues from existing customers as they increase the number of their transactions we are capturing. Professional services revenues increased $1.1 million and $2.7 million during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to the growth in our consulting and training services, resulting from the increase in the number of customers for our subscription services and additional staffing in these areas.

          The following table sets forth revenues from customers outside and within the U.S.:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Revenues from customers within the U.S.	$10,268	$17,382	69%	$26,083	$47,207	81%
Revenues from customers outside the U.S	1,246	3,646	193	2,974	9,081	205

Total revenues	$11,514	$21,028	83%	$29,057	$56,288	94%

Revenues from customers outside the U.S. as a percentage of total revenues	11%	17%		10%	16%
          Revenues from customers outside of the U.S. increased $2.4 million and $6.1 million during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to our on-going efforts to expand the number of locations outside of the U.S. where we conduct business and our international selling and marketing activities.
          America Online and certain of its affiliated entities, collectively, accounted for 12% and 11% of total revenues for the three and nine months ended September 30, 2006, respectively. No other customer accounted for more than 10% of our total revenues during these periods. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with the entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually.
     Cost of Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Subscription	$4,476	$7,721	72%	$11,426	$20,632	81%
Professional services and other	510	778	53	1,390	2,206	59

Total cost of revenues	$4,986	$8,499	70%	$12,816	$22,838	78%

          The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
Subscription	40%	40%	41%	39%
Professional services and other	135%	52%	147%	61%
          Cost of subscription revenues increased $3.2 million during the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to a $1.3 million increase in depreciation related to additional investment in our network infrastructure hardware, a $1.3 million increase in co-location costs associated with housing and operating network hardware and a $0.3 million increase in employee salaries and benefits and related costs, all incurred primarily to support the growth in our business. The increase was also partially due to $0.3 million in amortization of the intangible asset related to the patents licensed from NetRatings.

          Cost of subscription revenues increased $9.2 million during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily due to a $3.6 million increase in depreciation related to additional investment in our network infrastructure hardware, a $3.0 million increase in co-location costs associated with housing and operating network hardware and a $1.3 million increase in employee salaries and benefits and related costs, all incurred primarily to support the growth in our business. The increase was also partially due to $1.0 million in amortization of the intangible asset related to the patents licensed from NetRatings and a $0.1 million increase in stock-based compensation expense.
          Gross margin associated with subscription revenues remained flat at 60% for the three months ended September 30, 2006, when compared to the same period in 2005. Gross margin associated with subscription revenues increased from 59% for the nine months ended September 30, 2005 to 61% for the nine months ended September 30, 2006. This increase in gross margin is primarily due to increased efficiencies in network operations.
          Cost of professional services and other revenues increased $0.3 million for the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to an increase of $0.1 million in employee salary and benefit costs and $0.1 million in training support costs. Cost of professional services and other revenues increased $0.8 million for the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to an increase of $0.5 million in employee salary and benefit costs and an increase of $0.2 million in training support costs. The increased employee salary and benefit costs for both the three and nine month periods were mainly the result of increased staffing in our consulting and training areas.
          Gross margin associated with professional services increased from (35%) for the three month period ended September 30, 2005 to 48% for the three month period ended September 30, 2006, and increased from (47%) for the nine month period ended September 30, 2005 to 39% for the nine month period ended September 30, 2006, primarily due to increased productivity of professional services personnel in 2006.
     Operating Expenses

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2005	2006	% Change	2005	2006	% Change
	(in thousands)			(in thousands)
Sales and marketing	$6,542	$8,847	35%	$17,318	$25,633	48%
Research and development	2,007	2,284	14	4,771	6,332	33
General and administrative	1,841	3,078	67	4,228	8,496	101

Total operating expenses	$10,390	$14,209	37%	$26,317	$40,461	54%

     Sales and Marketing
          Sales and marketing expenses increased $2.3 million during the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to a $0.9 million increase in employee salaries and benefits and related costs principally resulting from increased staffing and a $1.0 million increase in commission costs primarily resulting from increased revenues. The increase was also partially due to a $0.3 million increase in stock-based compensation expense.
          Sales and marketing expenses increased $8.3 million during the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to increases of $4.5 million in employee salaries and benefits and related costs, $0.3 million in travel-related costs, principally resulting from increased staffing and $3.2 million in commission costs primarily resulting from increased revenues. The increase was also partially due to a $0.6 million increase in stock-based compensation expense. These increases were partially offset by an approximately $0.7 million decrease in marketing expenses due to fewer tradeshows and reduced online marketing costs.
     Research and Development
          Research and development expenses increased $0.3 million during the three months ended September 30, 2006, as compared to the same period in 2005. The increase is primarily due to a $0.2 million increase in salaries and benefits and related costs resulting from an increase in staffing to enhance our existing service offerings and develop new technologies and a $0.1 million increase in stock-based compensation expense.
          Research and development expenses increased $1.6 million during the nine months ended September 30, 2006, as compared to the same period in 2005. The increase is primarily due to a $1.4 million increase in salaries and benefits and related costs resulting from an increase in staffing to enhance our existing service offerings and develop new technologies and a $0.2 million increase in stock-based compensation expense.
     General and Administrative
          General and administrative expenses increased $1.2 million during the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to a $0.4 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing to support the growth in our business, a $0.4 million increase in stock-based compensation expense and a $0.3 million increase in outside professional services costs.
          General and administrative expenses increased $4.3 million during the nine months ended September 30, 2006, as compared to the same period in 2005, primarily due to a $1.5 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing to support the growth in our business, a $0.9 million in stock-based compensation expense and a $1.1 million increase in outside professional services costs.
     Interest Income

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Interest income	$250	$861	$353	$1,233
          Interest income increased $0.6 million and $0.9 million during the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005, primarily due to an increase in cash and cash equivalents.
     Interest Expense

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
		(in thousands)
Interest expense	$188	$368	$485	$985
          Interest expense increased $0.2 million during the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to $0.1 million of imputed interest expense associated with the liability relating to the

NetRatings settlement and a $0.1 million increase in interest on notes payable, resulting from additional draws on the equipment line of credit during 2006.
          Interest expense increased $0.5 million during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily due to $0.4 million of imputed interest expense associated with the liability relating to the NetRatings settlement and a $0.3 million increase in interest on notes payable. These increases were partially offset by a $0.2 million decrease in interest expense related to capital leases.
Liquidity and Capital Resources
          At September 30, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $67.8 million, accounts receivable, net, of $21.5 million and available amounts under our credit facilities of $3.3 million. During July 2006, we completed our initial public offering of 10.3 million shares of our common stock and received gross proceeds of approximately $67.0 million, including the full exercise by the underwriters of the over-allotment option. Net proceeds were approximately $62.3 million after paying underwriting discounts and commissions and before deducting estimated offering costs.
          We anticipate using the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our network infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. We have no current agreements or commitments with respect to any material acquisitions. Pending such uses, we have invested the net proceeds in short-term, interest-bearing, investment grade securities.
          Historically, our primary sources of cash have been customer payments for our subscription and professional services, proceeds from the issuance of common and convertible preferred stock and proceeds from the issuance of notes payable. Our principal uses of cash historically have consisted of payroll and other operating expenses, payments relating to purchases of property and equipment primarily to support the network infrastructure needed to provide our services to our customer base, repayments of borrowings and repurchases of issued convertible preferred stock.
     Operating Activities
          Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth in our business, increases in the number of customers using our subscription and professional services and the amount and timing of payments by these customers.
          We used $1.0 million of net cash in operating activities during the first nine months of 2006. The use of cash was primarily the result of a $9.2 million increase in accounts receivable, a net loss of $7.0 million, a $1.7 million decrease in accrued and other liabilities, a $1.2 million decrease in accounts payable and a $1.1 million increase in prepaid expenses and other assets, partially offset by $11.5 million in non-cash depreciation, amortization and stock-based compensation expenses and a $7.7 million increase in amounts billed to customers in advance of when we recognized revenues.
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
          We used $18.7 million of net cash in investing activities during the first nine months of 2006. This use of cash resulted from $13.7 million to purchase property and equipment and $5.0 million to purchase intangible assets.
     Financing Activities
          We generated $65.3 million of net cash from financing activities during the first nine months of 2006. This cash primarily resulted from $59.4 million in net proceeds, after deducting offering costs, from the issuance of common stock in our IPO and from the issuance of $9.6 million of notes payable, partially offset by $3.8 million of principal payments on notes payable and capital lease obligations.
     Other Factors Affecting Liquidity and Capital Resources
          In 2004, we entered into an equipment line of credit agreement for $10.0 million. At September 30, 2006, we had $3.1 million outstanding under the line of credit. These borrowings bear interest at rates between 4.81% and 5.06% per annum, and are repayable in monthly installments through September 2007.
          We amended the equipment line of credit in 2005. This amendment provided for a revolving line of credit that could be drawn in an amount equal to the lesser of $10.0 million or the eligible borrowing base as defined in the amendment, until the maturity date of April 2007. The revolving line bears interest at a variable rate equal to the prime interest rate, plus a factor based on our liquidity ratio as defined in the amendment, which equated to a rate of 8.25% at September 30, 2006. Interest is payable monthly. At September 30, 2006, the outstanding principal balance under the revolving line was $0.5 million.
          In January 2006, we entered into a second amendment to the equipment line of credit agreement. This second amendment provided for a second equipment facility of up to $10.0 million, and reduced the total amount available for borrowing under the existing revolving line to $5.0 million. The second equipment facility may be drawn upon through March 31, 2007 and may only be used to finance or refinance equipment. Each draw under the second equipment facility has a 36-month repayment period and accrues interest at a rate based on the United States Treasury Bill Rate, plus a factor determined by our quick ratio, at the time of that draw. The borrowings under these equipment lines and revolving line cannot exceed $15.0 million. At September 30, 2006, we had net borrowings of $8.1 million under the second equipment facility, at a weighted-average interest rate of 8.19%.
          In April 2006, we amended the equipment line of credit agreement to modify certain financial covenants. We were in compliance with all financial covenants contained in the amendment at September 30, 2006.
          In February 2006, we entered into a settlement and patent license agreement with NetRatings, Inc. The agreement requires us to make periodic license payments totaling $10.0 million, $4.5 million of which we have previously paid and the balance of which is payable in quarterly installments of $1.5 million in 2006 and $1.0 million in 2007. In accordance with the agreement, we made an additional license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the web analytics revenues of the acquired company.
          At September 30, 2006, we had significant operating loss and tax credit carryforwards for federal income tax purposes. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized.

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
     Contractual Obligations and Commitments
          Our future contractual obligations at September 30, 2006, are as follows (in thousands):

				Patent
				License and
	Capital	Operating	Notes	Settlement
Year ending December 31,	Leases	Leases	Payable	Costs	Total
Remaining three months in 2006	$28	$412	$1,559	$1,500	$3,499
2007	64	1,699	5,997	4,000	11,760
2008	26	1,674	3,203	–	4,903
2009	–	1,698	914	–	2,612
2010	–	1,747	–	–	1,747
2011	–	443	–	–	443

Total contractual obligations	$118	$7,673	$11,673	$5,500	$24,964

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
     Allowances for Accounts Receivable
          We record a sales allowance to provide for estimated adjustments to receivables, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. We record provisions for sales allowances as a reduction to revenues and base these provisions on historical experience. We evaluate the estimate of sales allowances on a regular basis and adjust the amount reserved accordingly.
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
     Stock-Based Compensation
          Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005 we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation as a non-cash charge over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.2 million during the third quarter of 2006, and $0.7 million during the first nine months of 2006.
          We adopted SFAS No. 123R effective January 1, 2006, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant. That cost must be recognized over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS No. 123R using the prospective method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. At September 30, 2006, there was $8.9 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.5 years.
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
Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Japanese yen, Euro, Australian dollar, Hong Kong dollar and Canadian dollar. As our international operations continue to grow, we may choose to use foreign currency forward and option contracts to manage currency exposures. We do not currently have any such contracts in place, nor did we enter into any such contracts during first nine months of 2006. To date, exchange rate fluctuations have had little impact on our operating results and cash flows.
     Interest Rate Sensitivity
          We had unrestricted cash and cash equivalents totaling $67.8 million at September 30, 2006. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.

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
          We have incurred significant losses in recent periods, including a net loss of $1.3 million in 2004, a net loss of $17.4 million in 2005 and a net loss of $7.0 million during the first nine months of 2006, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization. At September 30, 2006, we had an accumulated deficit of $38.1 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, expansion of our infrastructure, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
          In addition, large software, Internet and database management companies may enter the market or enhance their web analytics capabilities, either by developing competing services or by acquiring existing competitors of ours, and compete against us effectively as a result of their significant resources and pre-existing relationships with our current and potential customers. For example, Google Inc. has a web analytics service that it offers free of charge.
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
          Any errors, defects, interruptions, delays, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenues, cause us to issue credits to customers, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business would be harmed if our customers and potential customers believe our services are unreliable.
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
          We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We increased our total number of full-time employees from 157 at December 31, 2004 to 323 at September 30, 2006. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth.

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
          Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic on customer websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in real time because of significant spikes in consumer activity on their websites. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in real time or at all, our reputation could be harmed and we could lose customers.
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
          In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. For example, if we secure a large customer or a group of customers with extraordinary volumes of information to collect and process, we may suddenly require additional bandwidth and our existing systems may not be able to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be able to provide it only on a delayed basis or our network may temporarily shut down if we fail to expand our network to meet future requirements. Any lapse in our ability to collect or transmit data will decrease the value of the data, prevent us from providing the complete data that may be requested by our customers and affect some of our customers’ web pages. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.
If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.
          The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violates such third parties’ patent rights. For example, we are aware that five of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. A few of these customers have requested that we indemnify them against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreements with them or this third party may make claims directly against us. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.
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
          We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. At September 30, 2006, we had 13 issued patents in the United States and 1 foreign patent and 34 United States and 22 related international patent applications pending, and in July 2006, we acquired an additional 9 issued patents from IBM. However, we cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business, which could disrupt our operations and harm our operating results.
          Our growth depends on growth in the market for on-demand, online business optimization services, our ability to enhance our existing products and our ability to introduce new products on a timely basis. Our business strategy may include acquiring complementary services, technologies or businesses to address the need to develop new products and enhance existing products. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.
          Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurances that these transactions, once undertaken and announced, will close.
          An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures and no assurance can be given that any future acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:
•	issue additional equity securities that would dilute our stockholders;

•	use a substantial portion of our cash resources that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	assume or incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	become subject to adverse accounting or tax consequences, substantial depreciation or deferred compensation charges; and

•	become subject to intellectual property or other litigation.
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
          A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting

Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R, which became effective for fiscal periods beginning after September 15, 2005, requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS No. 123R, our results of operations in 2006 reflect expenses that are not reflected in prior periods, potentially making it more difficult for investors to evaluate our 2006 results of operations relative to prior periods.
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

          As a result of the IPO, we raised a total of $67.0 million in gross proceeds from the IPO, or approximately $62.3 million in net proceeds after deducting underwriting discounts and commissions and before deducting estimated offering expenses. We did not receive any proceeds from the sale of shares in the IPO by the selling stockholders. In accordance with the terms of the settlement and patent license agreement between us and NetRatings, we used $4.0 million of the net proceeds from the IPO to make a license payment to NetRatings due on the closing of the IPO. We anticipate that we will use the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our network infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. The amounts and timing of our actual expenditures for any of these purposes may vary significantly depending on numerous factors, including the amount of cash generated or used by our operations, competitive and technological developments, marketing and sales activities and market acceptance of our products and services, and the rate of growth of our business. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering. Pending use for these and other purposes, we have invested the net proceeds in short-term, interest-bearing, investment grade securities.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     (a) Exhibits

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect

3.2(A)	Amended and Restated Bylaws of the Registrant currently in effect

4.1(B)	Specimen common stock certificate of the Registrant

4.2(B)	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and certain holders of the Registrant’s common stock named therein

4.3(B)	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006

10.1(B)	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and officers

10.2A(B)	1999 Equity Incentive Plan of the Registrant, as amended

10.2B(B)	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan

10.2C(B)	Form of Stock Option Agreement under the 1999 Equity Incentive Plan entered into by and among the Registrant and its Named Executive Officers and non-employee directors

10.3A(B)	2006 Equity Incentive Plan of the Registrant

10.3B(B)	Form of Stock Option Agreement under the 2006 Equity Incentive Plan

10.4A(B)	2006 Employee Stock Purchase Plan of the Registrant

10.4B(B)	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan

10.5(B)	Amended and Restated Employment Agreement between the Registrant and Joshua G. James

10.6(B)	Amended and Restated Employment Agreement between the Registrant and John R. Pestana

10.7(B)	Offer Letter with Michael S. Herring, dated October 20, 2004

10.8A(B)	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC

10.8B(B)	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC

10.8C(B)	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC

10.8D(B)	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC

10.8E(B)	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC

10.8F(B)	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC

10.9†(B)	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant

10.10(B)	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002

10.11(B)	Silicon Valley Bank Warrant to Purchase Stock dated April 10, 2000

10.12(B)	Change of Control Agreement between the Registrant and Joshua G. James

10.13(B)	Change of Control Agreement between the Registrant and John R. Pestana

10.14(B)	Form of Change of Control Agreement between Registrant and Brett M. Error and Christopher C. Harrington

10.15(B)	Change of Control Agreement between the Registrant and Michael S. Herring

31.1*	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	We obtained confidential treatment from the Securities and Exchange Commission with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

(A)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52076) on August 11, 2006.

(B)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-132987), which the Securities and Exchange Commission declared effective on June 27, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)
Date: November 13, 2006	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	/s/ Michael S. Herring
Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     (a) Exhibits

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect

3.2(A)	Amended and Restated Bylaws of the Registrant currently in effect

4.1(B)	Specimen common stock certificate of the Registrant

4.2(B)	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and certain holders of the Registrant’s common stock named therein

4.3(B)	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006

10.1(B)	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and officers

10.2A(B)	1999 Equity Incentive Plan of the Registrant, as amended

10.2B(B)	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan

10.2C(B)	Form of Stock Option Agreement under the 1999 Equity Incentive Plan entered into by and among the Registrant and its Named Executive Officers and non-employee directors

10.3A(B)	2006 Equity Incentive Plan of the Registrant

10.3B(B)	Form of Stock Option Agreement under the 2006 Equity Incentive Plan

10.4A(B)	2006 Employee Stock Purchase Plan of the Registrant

10.4B(B)	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan

10.5(B)	Amended and Restated Employment Agreement between the Registrant and Joshua G. James

10.6(B)	Amended and Restated Employment Agreement between the Registrant and John R. Pestana

10.7(B)	Offer Letter with Michael S. Herring, dated October 20, 2004

10.8A(B)	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC

10.8B(B)	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC

10.8C(B)	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC

10.8D(B)	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC

10.8E(B)	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC

10.8F(B)	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC

10.9†(B)	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant

10.10(B)	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002

10.11(B)	Silicon Valley Bank Warrant to Purchase Stock dated April 10, 2000

10.12(B)	Change of Control Agreement between the Registrant and Joshua G. James

10.13(B)	Change of Control Agreement between the Registrant and John R. Pestana

10.14(B)	Form of Change of Control Agreement between Registrant and Brett M. Error and Christopher C. Harrington

10.15(B)	Change of Control Agreement between the Registrant and Michael S. Herring

31.1*	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	We obtained confidential treatment from the Securities and Exchange Commission with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

(A)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Quarterly Report on Form 10-Q (File No. 000-52076) on August 11, 2006.

(B)	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-132987), which the Securities and Exchange Commission declared effective on June 27, 2006.