Form 10-K
period 2006-12-31
Omniture, Inc.
filed 2007-03-23
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-52076

OMNITURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0619936
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

550 East Timpanogos Circle
Orem, Utah 84097
(Address of principal executive offices, including zip code)

801.722.7000
(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2006, as reported on the Nasdaq National Market, was approximately $41.2 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. At June 30, 2006, the Registrant had 14,915,583 shares of its common stock, $0.001 par value, issued and outstanding.

There were 49,009,326 shares of the Registrant’s common stock, $0.001 par value, outstanding on March 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference the information required by Part III of this Annual Report on Form 10-K from its proxy statement relating to the 2007 Annual Meeting of Stockholders of the Registrant, to be filed within 120 days after the end of its fiscal year ended December 31, 2006.

OMNITURE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the acceptance of our pricing model; our business plan and growth management; operating expenses; business expansion; expansion of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization; changing technological developments; the impact of quarterly fluctuations of revenue and operating results; expansion of product and service offerings, including the development of new and improved services; scalability, reliability and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent European acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; acquisition of new customers; customer renewal rates; our expectations concerning relationships with third parties, including technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreement with NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; and adequacy of our capital resources to fund operations and growth.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within Part I. Item 1A “Risk Factors” of this Annual Report on Form 10-K and elsewhere within this report.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or SEC.

Omniture SiteCatalyst, Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter and Touch Clarity are among the trademarks or registered trademarks owned by or licensed to Omniture, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I

ITEM 1.	Business

Overview

We are a leading provider of online business optimization services, which our customers use to manage and enhance online, offline and multi-channel business initiatives. Our online business optimization platform, which we host and deliver to our customers on-demand, consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter and Omniture Touch Clarity services. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers, including promotions, discounts and whitepapers, on a Web site to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical information and the ability to measure, automate and optimize critical online processes. Our services, accessed by a standard Web browser, reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments. We market our on-demand services to sales, marketing and business professionals responsible for online business across a broad range of industries, including automotive, financial services, media, retail, technology and travel.

We currently have over 2,000 customers. Our customers include America Online, Comcast Corporation, eBay, Inc., Expedia, Inc., Ford Motor Company, Gannett, Inc., Hewlett-Packard, or HP, Major League Baseball and Microsoft. In 2006, our on-demand services captured data from over 1.4 trillion transactions for our customers.

We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began selling these services to enterprises in 2001. We were incorporated in 1998 as SuperStats.com, Inc., a Utah corporation. In 1999, we changed our name to MyComputer.com, Inc. and reincorporated in the State of Delaware. In 2002, we changed our name to Omniture, Inc.

Recent Developments

In January 2007, we acquired Instadia A/S, or Instadia, an enterprise on-demand Web analytics provider based in Copenhagen, Denmark. In March 2007, we acquired Touch Clarity Limited, or Touch Clarity, an on-demand provider of automated behavioral targeting solutions based in London, England. We acquired Touch Clarity for a total consideration of up to $52.6 million (plus the value of assumed vested options) consisting of the following: $16 million in cash at closing; up to $3 million in cash payable subject to an earnout based on certain revenue milestones for Touch Clarity’s fiscal year 2007; and $33.6 million to be paid in shares of our common stock, cash, or some combination of stock and cash, at our election, to be paid no later than November 30, 2007. If we elect to issue common stock, the number of shares to be issued will be determined based on a 5% discount to our share price at or about the time of issuance (based on a 5-day trailing average closing price). We also agreed to assume all outstanding unvested stock options.

In connection with the acquisition of Touch Clarity, we entered into a registration rights agreement with the shareholders of Touch Clarity, pursuant to which we have agreed to file with the SEC a registration statement covering the resale of all shares of common stock that may be issued by us to the shareholders of Touch Clarity in consideration for the acquisition in the event we elect to pay all or some portion of the $33.6 million consideration amount in common stock. We have agreed to use reasonable commercial efforts to cause such registration statement to be filed and declared effective by the SEC no later than November 30, 2007.

During the first quarter of 2007, we entered into two master lease agreements with third-party financing sources, including a master finance lease and lease covenant agreement, or the lease agreement, with Zions Credit Corporation, which entitles us to lease, over time, equipment from Zions in accordance with the terms and conditions of the lease agreement. Based upon an initial credit approval provided to us by Zions, we believe we will be able to acquire up to $10.0 million of equipment under the lease agreement. We will enter into separate equipment lease schedules with Zions at the time we lease equipment. Each equipment lease schedule is subject to the terms and conditions of the lease agreement. The rental payments and rental term may vary by schedule, depending on the timing of the equipment acquisition and nature of the equipment under lease. As a condition of the lease agreement, we must not allow our cash balance to fall below $10.0 million as long as the lease agreement is in force. Failure to maintain a minimum of $10.0 million in cash shall constitute an event of default as defined in the lease agreement.

Industry Background

Broad Commercial Utilization of the Internet

The Internet has fundamentally altered the way businesses and consumers purchase goods and services. In 2006, U.S. businesses generated over $211 billion in revenue from e-commerce sales to consumers and spent over $20 billion on online advertising and marketing, according to Forrester Research and Interactive Advertising Bureau, respectively. The Internet has redefined many business processes and has created opportunities for new online businesses, as well as for existing offline businesses seeking to capitalize on online initiatives. Businesses are investing in innovative online initiatives to increase sales, improve customer service, enhance brand awareness, decrease time-to-market for their offerings, reduce fulfillment costs and increase operational efficiency. In addition to generating online sales, these online initiatives are increasingly designed to have and have had a direct impact on offline business as well. According to JupiterResearch, the amount of offline United States retail sales influenced by online channels was nearly six times that of online retail sales and over 80% of online consumers research their offline purchases online.

There is little doubt that the scope and scale of commercial Internet usage will continue to increase. According to IDC, the number of unique global Internet users will grow from approximately 820 million in 2004 to over 1.3 billion in 2009. The roll-out of broadband networks and mobile networks, particularly in emerging geographic markets, will contribute to the growth of Internet usage. Internet commerce should also continue to grow. Despite the Internet’s growth, e-commerce remains at an early stage of development, accounting in 2006 for just 6% of the total United States retail market, excluding the automotive, travel and prescription drug markets, according to JupiterResearch. Similarly, online advertising represented just 6% of the total United States advertising market in 2006, despite consumers spending 34% of their available media time online, according to Forrester Research. By way of comparison, newspaper advertising in 2006 represented 30% of the entire United States advertising market while consumers spent only 8% of their media time reading the newspaper, according to Forrester Research.

Need to Measure and Automate Online Business

In order to make informed decisions about priorities and investments in online marketing and other commercial initiatives, businesses require timely and accurate measurement of customer behavior. The proliferation of Internet usage and the fact that nearly every user interaction on a Web site can be captured by the owner of the Web site have resulted in the creation of an unprecedented amount of data on how a business’ customers interact and transact business with it. According to comScore Media Metrix, in April 2006, the top ten United States Internet properties generated approximately 133 billion transactions from over 171 million unique users. Businesses are increasingly realizing the benefit of using information gained from online customer interactions to improve functional areas, such as sales, product development, marketing, pricing, manufacturing and inventory management. The interactive and measurable nature of Internet activity also enables businesses to determine how customers arrived at their Web sites and to what extent the costs they incur to increase site traffic are generating sales.

The increasing scale and dynamic nature of both online business and offline business influenced by online interaction necessitate that businesses automate the processes by which they capture, analyze and act upon information generated by their Web sites. The sheer volume of Web activity and the variability or spikes in traffic create a significant, and at times unpredictable, amount of information. For a popular online business, the amount of information generated can exceed a terabyte per month and can vary substantially based on seasonality, promotions and special events. For any unique visitor and transaction, over 100 different variables can be captured, such as page name, language, currency, operating system, search engine and ad channel, all of which need to be stored over time and readily accessible for analysis. Businesses also need solutions that can integrate with other internal and external enterprise business systems to automate and drive critical business processes. For instance, many businesses still attempt to understand the effectiveness of, and to implement their bidding strategies for, tens of thousands of paid search keywords using stand-alone spreadsheets and manual processing. An automated solution that could measure keyword bidding based upon a variety of specific business objectives and also integrate with third-party search sites and internal financial systems to bid automatically in real time on the most effective keywords would improve the effectiveness of online marketing initiatives. In addition, the ability to leverage behavioral data, or data collected from an online visitor interaction with a company’s Web site, to deliver the most relevant content or marketing offer automatically in real time would improve online user experiences and translate into increased customer loyalty and revenue.

Opportunity to Optimize Online Business

Measuring online behavior and automating the capture and analysis of data are just the beginning of making more informed business decisions. Businesses also need to optimize the results of their online business activities. For instance, businesses have historically measured the success of their online marketing programs by simple click-through rates or conversion rates, the latter being the percentage of click-through users who make a purchase or otherwise engage in the desired customer action during the online session. However, the effectiveness of online marketing can be optimized by analyzing and acting upon deeper information such as repeat visits, transactions generated, registrations, traffic pathways (various paths of online visitor traffic flow), eventual conversion (desired customer action taken in subsequent visit) or success over time (lifetime value of customer) as well as comparing the relative effectiveness of different marketing channels. Online businesses utilize a large and growing number of complex and diverse communication channels to market to customers, including display advertising, paid search advertising, e-mail, affiliate marketing, blogs, podcasts and comparison shopping engines, as well as traditional offline initiatives. The emergence of multi-channel marketing initiatives, which combine traditional offline marketing initiatives such as television, print, magazine, newspapers, radio and catalog with online marketing initiatives, makes the measurement and analysis of online behavior more challenging, but presents additional opportunities to optimize results. For example, businesses want to measure and understand the impact of their advertising initiatives across all these channels, not only to determine how much credit should be given to a particular channel and to understand cross-promotional effectiveness, but more importantly to make adjustments in the way channels are utilized and the amount of resources that are allocated to them.

Businesses have generally relied on a combination of manual processes, point tools and proprietary approaches to manage their online business initiatives. These approaches have a number of critical limitations, including the following:

Disaggregated view of customer information.  To measure and automate its Web site activity, a typical online enterprise can use numerous different systems and tools such as advertising servers, Web content management, Web analytics tools, customer relationship management software, order management systems, price optimization tools, keyword bid management tools, internal search optimization tools and site conversion optimization tools, as well as custom and proprietary technologies. Because each of these tools or systems is designed to address a specific channel and customer behavior at a certain time and many of them use their own underlying processing and storage capabilities, they collectively have limited ability to measure customer behavior across multiple channels and throughout the lifecycle of the customer.

Limited scalability.  Existing approaches for data capture and analysis have difficulty scaling to address the traffic volumes, amounts of data and unpredictability of online businesses. Some Web sites such as sports sites and ticket sites can experience periodic traffic spikes in excess of 100 times normal volumes. Few point solutions and manual processes are designed to perform under these circumstances. To the extent that a company integrates multiple disparate point tools, any one tool can limit overall scalability. In order to process in real time the significant volumes of data generated, businesses must make significant investments in IT infrastructure, including a flexible computing architecture that allows for the easy addition of excess computing resources to handle spikes in traffic.

Limited integration with enterprise systems.  Existing approaches generally have limited ability to integrate with internal or external systems. In order to realize the full value of online customer information in an automated and efficient manner, information needs to be disseminated across the business and integrated with internal enterprise systems such as sales force automation, marketing, product development, customer service and financial systems, as well as external systems such as ad serving or e-mail services. Few point solutions available today integrate automatically with broader enterprise systems, with the result that business processes are limited and business insight cannot be easily leveraged across the enterprise for improved decision-making.

Slow implementation and adoption.  Using custom or proprietary approaches or integrating point tools to manage online businesses has generally required lengthy and complicated deployments and significant investments to manage the multiple tools and technologies. These approaches generally require custom programming, changes to existing business processes, changes to a business’ Web site, installation of third-party technologies and systems, re-configurations of Internet browsers, and ongoing investment in computing resources. These approaches generally have complex interfaces and are designed for technology-savvy IT professionals or require significant training for others to use them effectively. As a result, user adoption is limited, reducing the effectiveness of these systems and limiting a business’ ability to meet its objectives.

We believe that businesses seeking to enhance their online presence need an online business optimization platform with the functionality, scalability and flexibility to manage and improve the important aspects of their business activities.

Our Online Business Optimization Platform

We are a leading provider of online business optimization services, which we host and deliver to our customers on-demand to manage and enhance online, offline and multi-channel business initiatives. Our online business optimization platform consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter and Omniture Touch Clarity services. These services enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers on a Web site to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical information and the ability to measure, automate and optimize critical online processes. Our services, accessed by a standard Web browser, reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.

Key benefits of our platform include:

•	Increased sales and profitability. We believe our services provide businesses of all sizes the ability to increase sales and profits through more informed decision-making and delivery of automated content and marketing offers. Our services enable customers to capture and measure user activity on their Web sites and automate business processes, such as online marketing, to increase conversion of Web site visitors to customers and to enhance the efficiency of multi-channel marketing and e-commerce initiatives. By utilizing our services, our customers are able to identify trends in customer behavior in real time, to direct business expenditures towards initiatives that they believe will increase sales, maximize profitability and enhance customer service and thereby gain a competitive advantage.

•	Flexible platform to manage online business. Our services are based on a technology platform that manages online business data from a centralized information store. Our multi-tenant technology platform is based upon a massively scalable computing architecture that allows us to share common computing resources simultaneously across our customer base while maintaining the integrity and security of each customer’s data. Our technology is built on a standards-based platform, which allows for interoperability with other third-party and proprietary systems. Additionally, customers can request data in flexible formats, such as scheduled data and report pushes, real-time data querying and retrieval, e-mailed reports and alerts, and custom data feeds. Our customers can configure the interface to our services to segment access privileges across their user base to deliver the most relevant data for each user while, at the same time, using permission-based policies to restrict the data available to any given user.

•	Enterprise-class scalability, performance, security and support. Our platform is designed to scale to meet the needs of the largest and most sophisticated online operations in the world. Our customers rely on us to capture and manage significant volumes of data securely and accurately while providing immediate application availability and flexible real-time reporting. We currently capture more than 420 billion transactions per quarter and manage over 1.2 petabytes of data for our customers. We currently provide 99.9% application uptime. Our massively scalable architecture enables us to dynamically shift computing resources in our data centers to maintain application availability during periods of intense activity and spikes in traffic at any particular customer’s Web site. We provide our customers with comprehensive implementation, support services, best practices consulting and training through Omniture University, which offers our customers a comprehensive range of traditional and online training. To support the operations of multi-national customers, our Omniture SiteCatalyst, Omniture DataWarehouse and Omniture SearchCenter services are available in Chinese, French, German and Japanese, support all global currencies and provide automated conversion among these currencies based on current exchange rates.

•	Independent, unaffiliated service provider. Our platform interfaces with major Internet search vendors, advertising networks, e-mail marketers and lead generation sites and consolidates information across those channels into a single unified view. However, we are unaffiliated with any particular marketing channel or service provider and therefore can provide reliable and secure information that is independent. As such, we provide our customers with objective insight into the effectiveness of their multi-channel marketing expenditures across multiple channels, Internet vendors and partners.

•	Reduced capital investment through on-demand hosted model. We deliver our services entirely through an on-demand, hosted model. Our on-demand model enables our customers to calibrate their expenditures to their required level of service. As a result, our customers are able to limit their upfront investments in technology infrastructure, third-party software and systems, and more effectively leverage their own IT personnel. Our services can be deployed rapidly, as our solution is standards-based and designed to integrate seamlessly and securely with a customer’s internal systems. All upgrades are implemented by us on our servers, and therefore all of our customers can benefit immediately from them.

Our Strategy

Our objective is to build upon our role as a leading provider of on-demand online business optimization services and to increase the value of our services for businesses worldwide. Key elements of our strategy include:

•	Rapidly expand our customer base. We believe the market for online business optimization is in its early stages, and we intend to expand our customer base rapidly by investing in our direct sales force and expanding our distribution channel partnerships. In particular, we believe there is an unmet need for our services in international markets, and we intend to expand our presence aggressively in Europe, which is indicated by our recent acquisitions of Instadia and Touch Clarity, and in the Asia-Pacific region.

•	Extend our technology leadership position. We believe our highly scalable, enterprise-class technology platform, which we built expressly for the purpose of online business optimization, provides us with a significant technology lead. Our technology is being used by many of the largest and most complex online operations in the world. We intend to continue to invest in improving the scalability, reliability and performance of our platform and in extending our platform to interface with additional third-party services. This has been indicated by the launch of Omniture Genesis and by the availability of the Open Transaction Framework, a simplified method for data collection that utilizes the Omniture Universal Tag. Omniture Universal tag is a single data collection method for online applications including e-mail, ad serving, site search and behavioral targeting.

•	Broaden our online business optimization platform capabilities. We believe our platform, built around our Omniture SiteCatalyst service, provides a foundation for offering additional business optimization services to our customers. For example, during 2006, we released our Omniture SearchCenter service, which enables customers to automatically enhance the effectiveness of their paid search keyword bids and Omniture Genesis, which enables customers to integrate their third-party marketing applications into Omniture SiteCatalyst. In early 2007, we released Discover 2, an advanced data segmentation tool, and announced the acquisition of Touch Clarity, which adds a new technology to our online business optimization platform that utilizes behavioral data collected from Omniture SiteCatalyst to automatically deliver the most relevant content and marketing offers. We intend to continue to develop and deliver new services and functionality that meet the market’s needs.

•	Remain intensely focused on our customers’ success. We believe that our customers’ success is critical to our success. We intend to remain intensely customer-centric as we develop our new services and improve our existing services. Our close relationships with our customers and our rapid responsiveness to their requests have been key elements in our development efforts to date and will remain central to our strategy in the future. For example, certain key features of Omniture SearchCenter and Omniture Discover were developed in direct response to feedback from our customers. In addition, through programs such as Omniture University and our Omniture Best Practices consulting group, as well as our certified consulting partners, we are committed to continuing to deliver superior education, training and consulting services to our customers to enable them to enhance the value of our services.

•	Develop and expand strategic relationships to extend our platform and distribution channels. An important element of our growth strategy is to continue developing strategic relationships with third parties that can help us broaden our online business optimization platform and continue to develop new distribution channels for our services. We believe our services are attractive to our partners because they are able to leverage the information and capabilities of our platform to enhance their solutions. We intend to continue establishing relationships with third parties in order to provide broader and more integrated functionality to our customers. In addition, we intend to build new relationships and leverage existing relationships with channel, consulting and reseller partners in order to complement our direct selling efforts and extend our market reach.

Omniture Online Business Optimization Services

Our core service offering is Omniture SiteCatalyst, which provides a flexible, customizable interface to analyze and manage the information we collect regarding interactions on our customers’ Web sites. Omniture DataWarehouse provides customers with access to all of their data for real-time reporting analyses of historical and current information. Omniture Discover supplements Omniture DataWarehouse by providing customers with a sophisticated service to perform deeper analysis and segmentation of the data captured in the customer’s data warehouse. We recently launched Omniture Genesis, which is a plug-and-play, wizard-based interface that walks the user through pre-configured application integrations, automating the integration of third-party marketing applications into Omniture SiteCatalyst. Customers can select from a list of more than 30 accredited application partners. Omniture SearchCenter facilitates the optimization of paid search activities, a critical area of online marketing and is integrated with our Omniture SiteCatalyst and Omniture DataWarehouse services, removing the need to transfer data to third-party providers or to in-house systems, enabling data integrity and providing the opportunity for real-time search optimization. New to the platform is Omniture Touch Clarity, which integrates with Omniture SiteCatalyst, Omniture DataWarehouse and Omniture Discover to automate the delivery of relevant content and marketing offers based on user behavior. We intend to continue developing additional services leveraging our platform.

Omniture SiteCatalyst

The core features of our Omniture SiteCatalyst service include:

Optimum Path Engine	Enables our customers to understand the traffic flows through their site. Using the data provided by this engine, our customers can choose from several different visual reports, including visual ClickMaps and reports showing most common actions (such as viewing a particular page online) occurring before or after a particular action, as well as actions that initiate and terminate a session. The Optimum Path Engine further identifies where customers abandon multi-step processes.

Advanced Segment Insight	Allows our customers to visually construct segments using behavior-based and demographic segment criteria and then create reports reflecting just the activity of users meeting all the segment criteria. Using this technology, our customers can identify where their most valuable Web site visitors originate, enabling them to allocate more advertising dollars to that source. Our customers are also able to identify visitors who abandon the conversion process and to launch remarketing efforts to bring them back to the Web site.

VISTA	Allows insertion of custom data-processing rules into our application. These rules can be used to segment data in real time based on customer-specified criteria.

Excel Integration	Allows customers to designate areas of Microsoft Excel worksheets that are linked to data from within the Omniture SiteCatalyst service. This data can be used as native Excel from within the application, such as formatting and formulas, and can be updated from information within the Omniture SiteCatalyst service.

Dashboards	Allows customers to view the information most important to them in a single-page customizable view. Dashboards can be downloaded or scheduled for automated delivery in a variety of formats.

Alerts	Allows customers to define key performance metrics and thresholds for monitoring. An e-mail alert is sent whenever one of these key performance indicators has been triggered.

New features introduced with the release of Omniture SiteCatalyst 13 in September 2006 include:

Online Business Administration Console	A self-service configuration and management tool that allows our customers to create, configure and manage report suites, which are repositories of customer data within Omniture SiteCatalyst pertaining to a specific source of traffic that has been identified by the customer; manage user access and permissions for individuals, groups and functions by roles and entitlements; deploy and manage multiple currencies and languages; generate data collection code by application type, including Web pages, wireless devices, and rich Internet applications; and provides open access to external provision systems through a Web services application protocol interface and software developer kit.

Web 2.0 Business Optimizations introduced with the release of Omniture SiteCatalyst 13:

Social Networking	Allows companies to correlate advertising, subscriptions, memberships and revenue with user generated content — such as videos, reviews, rating and forums.

Blog Value	Allows companies to understand the value of how blogs contribute to business goals including revenue, orders and repeat frequency.

Dynamic Site Search	Prioritizes site search results based on business goals, e.g. popularity, conversion, profit, etc.

Visitor Interaction Profiling (VIP)	Helps companies enrich customer profiles to identify and analyze important customer segments — delivering more targeted messages, products and services.

Open Transaction Framework

In October 2006, we introduced the Open Transaction Framework. This technology enables our customers to create an information map that touches all Web site pages, managed through a single point, can access business specific customer attributes, and utilizes Omniture’s existing image and URL management algorithms and code. This allows Omniture customers to more quickly and cost-effectively implement third-party applications.

Omniture DataWarehouse

Omniture DataWarehouse stores a comprehensive record of all online visitor events, transactions and interactions that have occurred on our customers’ Web sites. Our customers can directly access Omniture DataWarehouse to design reports and run queries according to their specific needs. Our customers can also receive direct data feeds from the DataWarehouse to incorporate into their offline systems.

Omniture Discover

Omniture Discover provides a view into Omniture DataWarehouse’s data store and allows customers to quickly create a wide variety of visitor segments and to analyze those segments across various periods and at various levels of detail.

The core features of our Omniture Discover service include:

1-Click Segmentation	Allows our customers in real time to define marketing segmentation criteria easily and create segments of customers while viewing how those segments influence the analysis as criteria are added to the segments.

N-Dimensional Analysis	Allows our customers to refine their analyses by enabling them to correlate the relationships between any and all data elements, which we sometimes refer to as data dimensions, with any other data elements.

New features introduced with the release of Omniture Discover 2 in February 2007 include:

Virtual Focus Group	Allows our customers to understand the Web site experience of individual customers and the ability to create focus group segments based on desired attributes.

Advanced Fall-out Analysis	Allows our customers to dynamically build and analyze online processes to improve conversion.

Dynamic Path Flow	Allows our customers to explore paths customers follow through the Web site to optimize campaign conversion, content placement and site navigation.

Omniture Genesis

In December 2006, we released Omniture Genesis, a plug-and-play application that automates the integration of third-party marketing applications into Omniture SiteCatalyst. Using a wizard-based interface, customers can select from a list of more than 30 accredited application partners to integrate these applications into the Omniture Online Business Optimization Platform.

Omniture SearchCenter

Omniture SearchCenter provides a single, easy-to-use interface that consolidates and simplifies keyword marketing and automates the time-consuming process of managing multiple paid search keyword bids with leading search engines, such as Google and Yahoo!. Using customizable business rules, Omniture SearchCenter helps our customers automate keyword strategies and processes, target keyword marketing by behavior and lifetime value, improve keyword performance with integrated analytics and improve cross-channel marketing results.

Features of our Omniture SeachCenter service include:

Integrated Analytics	Provides an integrated view of keyword purchasing data with site activity, including the success resulting from individual keywords and ads, and key performance metrics, such as product sales.

Keyword Classifier	Allows keywords to be categorized into groups by characteristics. Customers can then view reports across the dimensions created by these classifications as well as interact with entire groups of keywords as if they were a unit (such as by applying a common business rule across all words that share a common classification).

Rule Builder Bid Strategies	Allows automated modification of keyword spending based on keywords or groups of keywords. Customers can specify a set of rules, which can include a combination of performance analytics as well as keyword publishing information (for example, if conversion drops below a certain threshold, decrease spending accordingly), to apply against their active keywords. Whenever a rule criterion is met, the actions described by the rule are automatically executed. Omniture SearchCenter contains a library of automated best-practice strategies and also allows customers to create customized rules for their specific bidding strategies.

Excel List Management	Allows customers to manage keywords entirely within Excel. This feature can automatically populate a worksheet showing keywords, spending and other information. Customers can modify this information in Excel and, by clicking on a button, transfer the changes into Omniture SearchCenter.

AdMatch	Associates keywords with the precise text ad that was served. This allows our customers to gain greater insight into which keywords and text ads are performing.

Omniture Touch Clarity

A recent addition to our platform is Omniture Touch Clarity, behavioral targeting technology that will be added to our Omniture Online Business Optimization Platform, integrating with Omniture SiteCatalyst, Omniture DataWarehouse and Omniture Discover to automate the delivery of relevant content and marketing offers based on user behavior.

Touch Clarity Targeting, or TCT, builds a profile of visitors to a customer’s Web site utilizing behavioral information. The software learns in real time which content will best achieve a given goal for each visitor and triggers the serving of that content. The software uses profiles to learn which content is the most relevant to present to each individual. Each time a visitor returns, new data is combined with retrieved historical information to ensure that the very latest and most complete view of the visitor is used as the basis for content targeting decisions. TCT is architected using open standards and an intelligent decision making engine for the online channel. As such, TCT can integrate with existing customer relationship management, or CRM, and Web analytic systems to increase returns from existing infrastructure investments.

Professional Services, Customer Service and Support

We offer a range of professional services that complement our online business optimization services, including implementation consulting, best practices consulting and user training provided through Omniture University.

Implementation Services

Omniture’s Implementation Consulting Group employs experienced technical consultants with advanced degrees who provide implementation and deployment services to our customers. Our Implementation Consulting Group leverages a proprietary implementation methodology that is designed to align our customers’ deployments with their business objectives and requirements. The Omniture Implementation Consulting Group also offers consulting services for customers who have already deployed our services and are seeking to expand their implementation.

Omniture Best Practices

Omniture Best Practices is a premium service that provides business optimization consulting to customers. This consulting reflects the customer’s strategic business objectives, and is often tailored to particular industry vertical markets such as retail, financial services, travel, media and technology. Projects can include overall marketing measurement strategies, customer acquisition effectiveness, campaign performance, search keyword profitability, content stickiness and Web site conversion success. By working with Omniture Best Practices consulting, customers obtain access to seasoned Web analytics experts that possess deep expertise with Omniture’s services and industry best practices. Omniture Best Practices engagements can range in time from one week to several months.

Omniture University

Omniture University provides training to enhance our customers’ use of our online business optimization services. Omniture University offers a comprehensive range of traditional and online training and certification options delivered by our team of training professionals. Omniture University complements our online business optimization services by offering our customers over 30 hours of free content and recorded training, weekly WebEx conferences on specific topics, custom WebEx conferences and customized onsite training at customer premises. Beginning in 2007, Omniture began offering Omniture SiteCatalyst certification training. Individuals that successfully complete this training are designated as Omniture Certified Professionals. We also rely on third parties to provide certain of Omniture University’s services in some geographic areas.

Customer Service and Support

We believe that superior customer support is critical to retaining and expanding our customer base. As our customer base has grown, we have added additional personnel to our customer support group. Our customer support program assists our customers in the use of our services and identifies, analyzes and solves problems or issues with our services. The support program includes e-mail support, an online repository of helpful information about our services and telephone support. Our customer support group is available to customers by telephone or e-mail or through our Web site 24 hours per day, 7 days per week.

Technology, Development and Operations

Technology

We believe that our on-demand platform enables us to deliver software-based services to our customers much more efficiently than traditional enterprise software vendors. Our hosted software environment eliminates the need to develop software compatible with a wide variety of hardware systems, operating systems and databases in our customers’ various technical environments. As a result, we do not need to allocate technical resources to make our software compatible with these various environments nor do we need to test our software in each possible combination of hardware and software services that would exist in each customer environment. Rather, we can focus our resources on improving the functionality, usability and overall value of our services to our customers.

We believe our on-demand approach provides our customers with a significantly lower total cost of ownership than would be achieved if our customers deployed traditional enterprise software. As an on-demand software company, we provide hardware requisitioning and provisioning, application installation, application configuration, server maintenance, server co-location, data center maintenance, data backup and data security. By consolidating and performing these services for all our customers, we believe we can provide our services at a lower cost and a higher service level than individual customers would be able to achieve on their own. Our ability to offer a service that can be calibrated to varying levels of activity without additional customer hardware allows us not only to scale efficiently with our customers, but also to align the fees for our services with the current level of service required by our customers. By being able to continually realign to our customers’ technical and business activities, we deliver total cost of ownership for our customers that is lower than traditional software installations.

We designed our services as multi-tenant, networked computing applications that are divided into various components, including load balancing, data collection servers and data analysis servers. Each component is designed to perform a specific task and serves a particular purpose in the overall application, and each runs on a cluster of servers. The overall capacity of any given component, and thus the capacity of the system as a whole, can be increased by adding and configuring servers in each cluster.

We wrote the majority of the software used in our services in industry-standard software programming languages, such as C and C++, to maximize performance. However, we have also used programming approaches, such as Java, PHP and AJAX, which are specifically designed for the development of Internet-based applications.

Our hardware consists primarily of Intel-based servers from various vendors, networked behind firewalls and layer four networking load balancers in seven different third-party data centers, including the data centers utilized by Instadia and Touch Clarity.

We designed our applications to be flexible. In particular, our platform allows for the capture of online and offline data a customer might find value in analyzing, and the generation of real-time reports based on that data and the N-dimensional analysis of that data to the extent it is stored in our Omniture DataWarehouse. Additionally, customers can provide group and meta information about the data they are collecting through our classification system, augment the data set by uploading additional data through our data sources tool, or directly insert individual data records using our open-standards application protocol interfaces that enable data exchange and data insertion. Our customers are able to capture this information without the need to interact directly with our personnel. This flexibility not only allows customers to tailor the tool to meet their needs, but also allows us to make available additional products and components of our strategic partners.

Customers interact with our services primarily through a Web browser. We support recent versions of all the major Web browsers on all major operating systems. We have implemented a robust access control and permissioning system that allows our customers to control which individuals have access to which sets of information or perform which actions. While the primary client to our application is a Web browser, we have also built other clients to our application, including a flash-based dashboard player, a plug-in for Microsoft Excel and a Java-based client for our Omniture Discover service. Additionally, the Web client allows customers to automate delivery of reports on a scheduled basis in a number of document formats.

In addition, our platform enables the collection of data from a broad range of sources through industry-standard protocols across a variety of channels of user interaction. We collect and integrate data to enable detailed analysis across the following primary sources of data: Internet sources; mobile sources; and offline sources.

We offer data collection methods for current and emerging Internet and media formats, including Web beacon tags, Web servers, rich Internet applications, streaming media formats, blogs, search engines and RSS, an XML format for sharing content, such as news items, among Web sites. For example, our ActionSource feature enables data collection for rich Internet applications through its native support for ActionScript, the programming language for Flash. In addition, our Web beacon tags can capture information specific to our service implementation as well as issue Web beacons for partner application data collection through the Open Transaction Framework. We believe this capability streamlines data collection, limits duplicate tagging efforts, and improves the end user experience.

We provide data collection for mobile devices to provide insight into metrics that businesses can use, for example, to optimize mobile campaigns based on target markets, success of offers and overall return on investment.

To provide our customers with a more complete view of customer interactions across channels, we intend to offer data collection for offline data sources, including interactive voice response and call center applications, gaming consoles, enterprise data warehouses and client software applications.

International Support

Our Omniture SiteCatalyst, Omniture DataWarehouse and Omniture SearchCenter services are available in Chinese, French, German and Japanese, and we believe additional languages can be added relatively easily. We also support all global currencies and provide automated conversion between these currencies based on current exchange rates.

Development

Our investment in research and development was $2.0 million in 2004, $6.6 million in 2005 and $8.7 million in 2006.

Our software engineering and product management teams are engaged in efforts to enhance our existing services. Our teams are also working to extend our Omniture SiteCatalyst data collection and reporting platform to import information from complementary products and services as well as to develop additional services for our platform.

Because we host the services for our customers, our personnel can fix bugs and provide software updates remotely during scheduled maintenance windows. Enhancements to our services are able to benefit our entire customer base without any action required on their part to install an upgrade or update.

Operations

We currently service our customers from seven third-party data center facilities. Of these data centers, five are located in the United States, two in California, two in Texas and one in Massachusetts. The existing European Touch Clarity and Instadia customers are serviced from two data centers located in Europe, one in the United Kingdom and one in Denmark. All facilities are seismically compliant, staffed by trained personnel, access controlled and provide full backup power, including generators in case of power failure.

We continually monitor the status of our services. For example, we conduct over five million performance checks per day on our servers. Although we designed our technology platform to be fault tolerant for many problems, we staff our network operations center in Orem, Utah, 24 hours per day, 7 days per week to respond to potential disruptions in the system.

Customers

We currently have over 2,000 customers, including America Online, Comcast Corporation, eBay, Inc., Expedia, Inc., Ford Motor Company, Gannett, HP, Major League Baseball and Microsoft. America Online and certain of its affiliated entities, collectively, accounted for 11% of our total revenues in 2005 and 2006. eBay accounted for 13% of our total revenues in 2004. No other customer accounted for more than 10% of our total revenues during these periods. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with the entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually. In 2006, our services captured data from over 1.4 trillion transactions for our customers.

Strategic Relationships

An important element of our strategy is to establish relationships with third parties whose products and services are complementary to our online business optimization platform. To help integrate our services with other third-party services and take advantage of current and emerging technologies, we seek to enter into alliances with leading technology companies. We believe this approach enables us to focus on our core competencies and provide additional value to our customers. Examples of some of our strategic relationships include relationships with DoubleClick Inc., salesforce.com, Inc., major search engine providers and online marketing service providers.

Search Engine Providers

We have relationships with the major search engine providers to provide automated access to their search engines through our Omniture SearchCenter service. These relationships allow customers to allocate their advertising expenditures based on the actual performance of visitors originating from the major search engines. These relationships allow our customers to create and automate bidding programs and strategies.

Online Marketing Service Providers

We also have integration relationships with other online marketing service providers to leverage our online business optimization platform for collecting, reporting and segmenting behavioral information from their marketing services. These include relationships with providers of e-mail, ad serving, internal search, optimization and multivariate testing, customer surveys and offline marketing databases.

In December 2006, we introduced Omniture Genesis, a wizard-based technology that helps facilitate the integration of third-party marketing service providers into our platform. At the time of launch, there were 30 accredited application partners including:

Category	Partner

Ad Serving	DoubleClick Inc.

Behavioral Targeting & Optimization	Kefta Inc., Memetrics, Optimost, LLC

CRM	Salesforce.com, Inc.

eMail	Acxiom Digital, CheetahMail Inc., Epsilon Interactive, ExactTarget, Responsys Inc. and Silverpop Systems, Inc.

Search Marketing	Ask.com, Enhance Interactive Inc., Google, Inc., LookSmart Ltd., MIVA Inc., MSN, SearchFeed, Yahoo! and YourAmigo

Site Search	Endeca Technologies Inc., FAST Search and Transfer ASA and Mercado Software Inc.

User Experience	Foresee Results, Inc. and OpinionLab, Inc.

Other	Advertising.com, Inc., Allurent, Bazaarvoice Inc. and Maxamine Inc.

Sales and Marketing

We sell our services through a combination of direct and indirect sales channels, and we organize our sales and marketing programs by geographic regions, including North America, EMEA and the Asia-Pacific region. Our marketing strategy is to generate qualified sales leads, build our brand and raise awareness of Omniture as a leading provider of online business optimization services.

Direct Sales

We sell our services primarily through our direct sales force, which is comprised of inside sales and field sales personnel. Our account executives are responsible for initial sales to new prospects, while our account managers concentrate on expanding pre-existing relationships. We also have a group that is responsible for generating leads and assisting in sales to large enterprises. We have field sales representatives in more than 20 major cities worldwide.

Channel Sales

We have a network of third parties that are authorized resellers and distributors of our technology, as well as a network of third parties that refer customer prospects to us and assist us in selling to those prospects. These include more than 140 companies in the following categories: service partners (agencies and consultants), platform partners (e-commerce, hosting, mobile), application partners and value-added resellers. To ensure partner competency, we have created certification programs for implementation, support and sales. Dedicated resources have been allocated to support the channel in marketing, channel sales, operations, client services and product management. We have developed partner communication tools that include a newsletter, sales and marketing kits and a partner portal. Omniture has designed this program to allow partners to continually increase their level of participation and benefits. Omniture reviews its partnerships annually. The Omniture Partner Program contains three open levels and one restricted level of partnership. Existing partnerships are evaluated for strategic fit, certification and accreditation achievements and business performance.

International Sales

We first began offering our services in international markets in 2003. Revenues from customers outside the United States have increased from 9% of our total sales in 2004 to 11% in 2005 and to 17% in 2006. We have sales representatives in Australia, Belgium, Denmark, France, Germany, Hong Kong, Japan, Korea and the United Kingdom, and our current international efforts are focused on strengthening our direct sales and marketing presence in Europe and the Asia-Pacific region.

Marketing

Our marketing programs include a variety of advertising, events, public relations activities and Web-based seminar campaigns targeted at key executives and decision makers within businesses.

Our principal marketing initiatives include:

•	customer referral programs;

•	direct e-mail and online Web advertising campaigns;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars; and

•	using our Web site to provide product and company information.

Omniture Summit

As part of our commitment to enhance the value that our customers derive from our services, we annually host Omniture Summit, a two-day conference for our customers that provides in-depth, hands-on training from our Omniture Best Practices group and Omniture SiteCatalyst service architects, as well as keynote addresses and panel discussions. Omniture Summit has brought our executives together with technologists, industry experts and several hundred customer attendees for discussions on issues and strategies that are critical to the success of any online business optimization initiative. Each year, our customers are actively involved in leading sessions and participating in panel discussions about real-world techniques that have delivered tangible returns on investment for their enterprises. To support our growing international customer base, we intend to offer Omniture Summit 2007 on a world-wide basis for the first time with conferences held in Salt Lake City, Copenhagen, Munich, London, Paris and Sydney.

Competition

The markets in which we operate are rapidly evolving and highly competitive. We compete primarily with vendors whose software is provided on-demand to customers, generally through an Internet browser. We also compete to a limited extent with vendors whose software is installed by customers directly on their servers. In addition, we compete at times with internally developed applications.

Our current principal competitors include:

•	companies such as Coremetrics, Inc., Google Inc., Nedstat Ltd., WebSideStory, Inc. and WebTrends Inc. that offer on-demand services;

•	software vendors such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Sane Solutions, LLC (acquired by Unica Corporation) and SAS Institute, Inc.; and

•	online marketing service providers such as aQuantive, Inc., DoubleClick Inc. and 24/7 Real Media, Inc.

•	behavioral targeting providers, including Offermatica, Optimost LLC, Memetrics, Kefta Inc. and [x + 1]

Some of our current competitors have longer operating histories, greater name recognition, access to larger client bases, and substantially greater resources, including sales and marketing, financial and other resources. In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities and compete against us effectively as a result of their significant resources and pre-existing relationships with our current and potential customers. For example, Google Inc. offers a Web analytics service free of charge.

We believe the principal competitive factors in our markets include the following:

•	the proven performance, security, scalability, flexibility and reliability of services;

•	pricing;

•	the intuitiveness and visual appeal of services’ user interfaces;

•	low total cost of ownership and demonstrable cost-effective benefits to customers;

•	the ability of services to provide N-dimensional segmentation of information;

•	the flexibility and adaptability of services to match changing business demands;

•	enterprise-level customer service and training;

•	the usability of services, including services being easy to learn and remember, efficient and visually compelling;

•	the real-time availability of data and reporting;

•	the ability to deploy the services globally and to provide multi-currency, multi-language and multi-character support; and

•	success in educating customers in how to utilize services effectively.

We believe that we compete favorably with our competitors on the basis of these factors. However, if we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience revenue declines, reduced operating margins, loss of market share and diminished value in our services.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We have 19 issued patents in the United States and one patent in the United Kingdom, as well as 50 United States and 35 related international patent applications pending. The expiration dates of our issued patents noted above range from the years 2017 to 2022. The claims under the issued patents are generally directed to: data modeling and classification; online messaging optimization; Web site traffic analytics and predictive modeling; online behavior prediction and analysis; real-time monitoring and aggregation of Web activity; Web content management and optimization; and compilation of data records relating to Web site visitation sessions. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. The global nature of the Internet allows our Web sites to be viewed worldwide, but we do not have intellectual property protection in every jurisdiction. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving. Failure to protect our proprietary rights adequately could significantly harm our competitive position and results of operations.

The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that these patents will not be challenged, invalidated or circumvented. Many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending those claims and might require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violates these third parties’ patent rights. For example, we are aware that five of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. One of these customers has requested that we indemnify it against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreement with them or this third party may make claims directly against us. These types of correspondence and future claims could harm our relationships with our customers and might deter future customers from subscribing to our services. Any of these results could harm our brand and operating results.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. In May 2005, we were sued in the United States District Court for the District of Delaware by NetRatings, Inc. In the suit, NetRatings alleged that our Omniture SiteCatalyst service infringed on four patents in which NetRatings claims an ownership interest. In February 2006, we entered into a settlement and patent license agreement with NetRatings, pursuant to which NetRatings licensed its entire patent portfolio to us and we agreed to settle all pending legal claims.

The settlement and patent license agreement grants us certain nonexclusive, worldwide rights to all of NetRatings’ issued patents and pending patent applications. The license contains customary requirements that we label our services, enables us to grant sublicenses under certain circumstances and contains exceptions for certain uses of NetRatings’ patents. The agreement requires us to make license payments of $10.0 million, $7.0 million of which has previously been paid, including a $1.0 million payment in March 2007, and the balance of which is due in quarterly installments of $1.0 million each during the second through fourth quarters of in 2007. In addition, we were required to make a license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that if we acquire other companies we may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. For example, in connection with our acquisition of Instadia, we made an additional license payment of approximately $0.3 million in the first quarter of 2007, and in connection with our acquisition of Touch Clarity, we expect to make an additional license payment of approximately $0.5 million in the second quarter of 2007.

In the event of a change of control of Omniture, the settlement and patent license agreement may be assigned to the purchaser upon written notice to NetRatings, subject to certain limitations. The patent license from NetRatings would be limited to (1) our commercially released services as of date of the change of control, (2) the elements of our services that were under development as of the date of the change of control if those services are released as standard services within twelve months of the date of the change of control, (3) future versions of our services commercially released as of the date of the change of control or other services under development as of the date of the change of control that contain no more than patches to, bug fixes of, minor enhancements or modifications of, or minor updates or upgrades of the original versions (except for any new features or functionality added to original versions which infringe a NetRatings patent that did not already cover the original versions) and (4) future versions of our services commercially released as of the date of the change of control or other services under development as of the date of the change of control that completely replace any such services. The license will not cover the combination, merger, bundling or incorporation of our services, or any portion of them, with any of the purchaser’s Web analytics products, services or technology, unless (1) the purchaser’s Web analytics products, services or technology represents less than 40% of the source code of the combined, merged or bundled Web analytics product and (2) the purchaser’s Web analytics products, services or technology do not infringe on a patent of NetRatings (other than patents that covered our products, services and/or technology prior to the change of control).

Pursuant to the terms of the agreement, the suit has been dismissed with prejudice. The parties have mutually released each other from claims regarding patents as of the date of the agreement, and we have agreed that we will not sue NetRatings for infringement of certain of our patents, subject to certain limitations.

United States and Foreign Government Regulation

The Internet, and in particular, the regulation of commercial enterprises on the Internet, has become a focus of state, federal and foreign governments in recent years. Discussions among policymakers and proposed regulation regarding the Internet have focused on the protection of consumer privacy. Much of the proposed and enacted legislation regulates the collection and disclosure of personally identifiable information of computer users such as their names, addresses, credit card information and social security numbers.

Various state legislatures have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such anti-spyware laws typically focus on restricting the proliferation of certain kinds of downloadable software, or spyware, that, when installed on an end user’s computer, are used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data collection methods employed by our technology constitute “spyware” or that such methods are prohibited by such legislation. Similar legislation has been proposed federally. This legislation, if drafted broadly enough, could be deemed to apply to the technology we use and could potentially restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial amounts of money and time to make changes and could decrease the amount and utility of the information that we collect.

Both existing and proposed laws regulate and restrict the collection and use of information over the Internet that personally identifies the Web site visitor. These laws continue to change and vary among domestic and foreign jurisdictions, but certain information such as names, addresses, telephone numbers, credit card numbers and e-mail addresses are widely considered personally identifying. The scope of information collected over the Internet that is considered personally identifying may become more expansive, and it is possible that current and future legislation may apply to information that our customers currently collect without the explicit consent of Web site visitors. If information that our customers collect and use without explicit consent is considered to be personally identifying, their ability to collect and use this information will be restricted and they would have to change their methods, which could lead to decreased use of our services.

Domestic and foreign governments are also considering restricting the collection and use of Internet usage data generally. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Web site visitors. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit data collection practices, our customers would likely have to obtain the express consent of a user of our customers’ Web sites before we could collect, share or use any of that user’s information regardless of whether the collection is done on behalf of our customers. Any requirement that we obtain consent from the users of our customers’ Web sites would reduce the amount and value of the information that we provide to customers, which might cause some existing customers to discontinue using our services. We would also need to expend considerable effort and resources to develop new information collection procedures to comply with an express consent requirement. Even if our customers succeeded in developing new procedures, they might be unable to convince Internet users to agree to the collection and use of the users’ information. This would negatively impact our revenues, growth and potential for expanding our business and could cause our stock price to decline.

Employees

At December 31, 2006, we had 353 full-time employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Executive Officers

The following table provides information regarding our executive officers:

Name	Age	Position

Joshua G. James	33	President and Chief Executive Officer
John R. Pestana	33	Executive Vice President, Customer Success and Chairman of the Board
Michael S. Herring	38	Chief Financial Officer and Executive Vice President
Brett M. Error	35	Chief Technology Officer and Executive Vice President, Products
Christopher C. Harrington	37	President, Worldwide Sales and Client Services

Joshua G. James is one of our founders and has served as a director and as our Chief Executive Officer since 1996. Mr. James also served on the Brigham Young University eBusiness Advisory Board and is a Silver Founder of the BYU Center for Entrepreneurship. He has lectured for numerous university classes and served on several other industry, advisory and private company boards. Mr. James attended Brigham Young University.

John R. Pestana is one of our founders and has served as Chairman of our board of directors since 1998 and as our Executive Vice President, Customer Success since 2004. From 1996 to 2004, Mr. Pestana served as our President. Mr. Pestana is a Silver Founder of the BYU Center for Entrepreneurship. Mr. Pestana attended Brigham Young University.

Michael S. Herring has served as our Chief Financial Officer and Executive Vice President since November 2004. From November 2000 to August 2004, Mr. Herring served as Chief Financial Officer of MyFamily.com, Inc., an online network. Mr. Herring was also Vice President, Finance of Third Age Media, Inc., an Internet content company, and the Controller of Anergen, Inc., a biotechnology company. Mr. Herring is a Certified Public Accountant and holds a B.A. in Economics and Political Science from the University of California at Los Angeles.

Brett M. Error has served as our Chief Technology Officer and Executive Vice President, Products since 1999. Prior to joining us, Mr. Error worked for an Internet service provider and Web development agency. Mr. Error holds a B.S. in Biology from the University of Utah.

Christopher C. Harrington has served as our President, Worldwide Sales since January 2003. From November 2001 to December 2002, Mr. Harrington was Vice President, Worldwide Sales for Domain Systems, Inc., an enterprise software provider. From 2000 to 2001, Mr. Harrington was Vice President, Worldwide Sales of RichFX, Inc., an online visual merchandising and marketing service provider. From 1997 to 2000, Mr. Harrington was Vice President, Worldwide Sales of Viewpoint Corporation (a Computer Associates company), a provider of visual marketing technology and services. From 1994 to 1997, Mr. Harrington was National Sales Operations Manager for The DIRECTV Group, Inc., a direct broadcast satellite television provider. From 1988 to 1994, Mr. Harrington was Call Center Director for Convergys Corporation (a Cincinnati Bell company), a provider of third-party call center solutions. Mr. Harrington attended Southern Utah University.

Available Information

We make available free of charge through our investor relations Web site, www.omtr.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Omniture, Inc., 550 East Timpanogos Circle, Orem, Utah 84097, phone: 1-801-722-7037, e-mail: ir@omniture.com. Our Internet Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

ITEM 1A.	Risk Factors

Factors That Could Affect Future Results

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

Risks Related to Our Business

We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.

We have incurred significant losses in recent periods, including a net loss of $1.3 million in 2004, a net loss of $17.4 million in 2005 and a net loss of $7.7 million during 2006, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization. At December 31, 2006, we had an accumulated deficit of $38.8 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, expansion of our infrastructure, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

We have derived substantially all of our subscription revenues from sales of our Omniture SiteCatalyst service. If our Omniture SiteCatalyst service is not widely accepted by new customers, our operating results will be harmed.

We derive substantially all of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive the substantial majority of our revenues from our Omniture SiteCatalyst service in the future. To date, we have not received significant revenues from our Omniture DataWarehouse, Omniture Discover, Omniture SearchCenter and Omniture Genesis services. We expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst service for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed.

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

Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have recently introduced Omniture SearchCenter and Omniture Genesis, but we have not yet received significant revenues from these services. Additionally, our existing and prospective customers may develop their own competing technologies or purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, our business and operating results will be adversely affected.

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

The market for on-demand services, in general, and for online business optimization services, in particular, is at an early stage of development, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand services, in general, and for online business optimization services, in particular. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand services. Other factors that may affect market acceptance include:

•	the security capabilities, reliability and availability of on-demand services;

•	customer concerns with entrusting a third party to store and manage their data;

•	public concern regarding privacy;

•	the level of customization or configuration we offer;

•	our ability to maintain high levels of customer satisfaction;

•	our ability to provide reports in real time during periods of intense activity on customer Web sites;

•	the price, performance and availability of competing products and services;

•	the rate of continued growth in online commerce and online advertising; and

•	the current and possible future imposition by federal, state and local agencies of taxes on goods and services that are provided over the Internet.

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

We compete in a rapidly evolving and highly competitive market. A significant portion of our business competes with third-party, on-demand services, software vendors and online marketing service providers. Our current principal competitors include:

•	companies such as Coremetrics, Inc., Google Inc., Nedstat Ltd., WebSideStory, Inc. and WebTrends Inc. that offer on-demand services;

•	software vendors such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Sane Solutions, LLC (acquired by Unica Corporation) and SAS Institute, Inc.;

•	online marketing service providers such as aQuantive, Inc., DoubleClick Inc. and 24/7 Real Media, Inc.; and

•	behavioral targeting providers including Memetrics, Kefta and x + 1

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

We host our services, and serve all of our customers from seven third-party data center facilities located in California, Texas, Massachusetts, the United Kingdom and Denmark. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Furthermore, one of our data center facility agreements requires that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged.

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

We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We increased our total number of full-time employees from 157 at December 31, 2004 to 353 at December 31, 2006. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our business will be harmed.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.

Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to expand our sales and marketing operations. We expect to be substantially dependent on our direct sales force to obtain new customers. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires, sales personnel added through our recent business acquisitions and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues.

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

We currently maintain offices outside of the United States and currently have operations, sales personnel or independent consultants in several countries. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic on customer Web sites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in real time because of significant spikes in consumer activity on their Web sites. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in real time or at all, our reputation could be harmed and we could lose customers.

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

The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violate such third parties’ patent rights. For example, we are aware that five of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. A few of these customers have requested that we indemnify them against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreements with them or this third party may make claims directly against us. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. For example, in February 2006, we entered into a settlement and patent license agreement with NetRatings, Inc., to resolve a patent infringement lawsuit that NetRatings filed against us in May 2005 and to obtain a non-exclusive, world-wide license to NetRatings’ entire patent portfolio. Under the terms of the agreement, we agreed to pay NetRatings license fees.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 19 issued patents in the United States and one patent in the United Kingdom, as well as 50 United States and 35 related international patent applications pending. The expiration dates of our issued patents noted above range from the years 2017 to 2022. The claims under the issued patents are generally directed to: data modeling and classification; online messaging optimization; Web site traffic analytics and predictive modeling; online behavior prediction and analysis; real-time monitoring and aggregation of Web activity; Web content management and optimization; and compilation of data records relating to Web site visitation sessions. However, we cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

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

We have made and may continue to make acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders and consumption of resources that are necessary to sustain our business, which could disrupt our operations and harm our operating results.

Our growth depends on growth in the market for on-demand, online business optimization services, our ability to enhance our existing products and our ability to introduce new products on a timely basis. As part of our business strategy, we have made and may continue to make acquisitions of, or investments in, complementary services, technologies or businesses to address the need to develop new products and enhance existing products. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurances that these transactions, once undertaken and announced, will close.

In January 2007, we acquired Instadia A/S, or Instadia, an enterprise Web analytics provider based in Copenhagen, Denmark. In March 2007, we acquired Touch Clarity Limited, or Touch Clarity, an on-demand provider of automated behavioral targeting solutions based in London, England.

In conjunction with our acquisition of Touch Clarity, we are required to pay additional consideration of $33.6 million to its former stockholders, to be paid no later than November 30, 2007 in shares of our common stock, cash, or some combination of stock and cash, at our election. If we elect to issue common stock, the number of shares to be issued will be determined based on a 5% discount to our share price at or about the time of issuance (based on a 5-day trailing average closing price). If we elect to issue shares of our common stock to pay all or some of the consideration, our existing stockholders could suffer significant dilution. This dilution could be enhanced if the trading price of our common stock decreases prior to the determination of the price at which such shares would be issued. We may also be required to pay up to an additional $3.0 million in consideration, contingent upon the achievement of certain revenue milestones for Touch Clarity’s fiscal year 2007.

We may need to raise additional capital if we elect to pay all or some portion of the consideration in cash. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to obtain additional capital and to pursue future business opportunities, including potential acquisitions. In addition, we may not be able to obtain financing on terms favorable to us, if at all.

These two European acquisitions, as well as future acquisitions, investments or business relationships may result in unforeseen operating difficulties and expenditures and we can give no assurance that these two European acquisitions or any future acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, product and service offerings, internal controls, disclosure controls, IT infrastructures, personnel and management teams, or operations of the acquired companies (particularly if the key personnel of the acquired company choose not to work for us). In addition, we may experience difficulty retaining the customers of any acquired business due to changes in management and ownership or relating to our ability to continue to support product and service offerings of acquired businesses. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Moreover, even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth.

Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of stock-based compensation, as well as restructuring charges. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions, such as our two European acquistions, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of our two European acquisitions or any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use a substantial portion of our cash resources that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	assume or incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	become subject to adverse accounting or tax consequences, substantial depreciation or deferred compensation charges;

•	make severance payments and provide additional compensation to executives and other personnel;

•	incur charges related to the elimination of duplicative facilites or resources;

•	incur legal, accounting and financial advisory fees, regardless of whether the transaction is completed; and

•	become subject to intellectual property or other litigation.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may distract our directors, officers and employees, and entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

At December 31, 2006, we had federal net operating loss carryforwards of approximately $31.3 million that will begin to expire in 2020 and $1.1 million in federal tax credit carryforwards that will begin to expire in 2019. At December 31, 2006, we also had state net operating loss carryforwards of approximately $32.0 million that will begin to expire in 2015 and state research and development credits of approximately $0.5 million that will begin to expire in 2014. Changes in ownership have occurred that have resulted in limitations in our net operating loss carryforwards under Section 382 of the Internal Revenue Code. As a result of these Section 382 limitations, we can only utilize a portion of the net operating loss carryforwards that were generated prior to the ownership changes to offset future taxable income generated in U.S. federal and state jurisdictions. In addition, the timing of when we achieve profitability, if ever, and the dollar amount of such profitability will impact our ability to utilize these net operating loss carryforwards. We may not be able to achieve sufficient profitability to utilize some or all of our net operating loss carryforwards prior to their expiration.

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

Our services currently use “cookies,” which are small files of information placed on an Internet user’s computer, and “clear GIFs” (also known as pixel tags or Web beacons), which are small images placed on a Web page to facilitate the collection of visitor browsing data. These technologies help us to analyze the Web site usage patterns of visitors to our customers’ Web sites. The use of third-party cookies may be construed as wrongful in the eyes of the public or governmental agencies, including non-U.S. regulators. We encourage our customers to send our cookies from their own Web sites and, when they are unwilling to do so, we mark our third-party cookies with their dual origin to indicate that they are both from our customer’s Web site and from us. However, we cannot assure you that these measures will succeed in reducing any risks relating to the use of third-party cookies.

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

On behalf of our customers, we collect and use anonymous and personal information and information derived from the activities of Web site visitors. This enables us to provide our customers with anonymous or personally identifiable information from and about the users of their Web sites. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore our compliance with privacy laws and regulations and our reputation among the public body of Web site visitors depend on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumers’ expectations.

We also rely on representations made to us by our customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. Our customers also represent to us that they provide their Web site users the opportunity to “opt-out” of the information collection associated with our services. We do not audit our customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face potential adverse publicity and possible legal or other regulatory action.

Domestic or foreign laws or regulations may limit our ability to collect and use Internet user information, resulting in a decrease in the value of our services and having an adverse impact on the sales of our services.

State attorneys general, governmental and non-governmental entities and private persons may bring legal actions asserting that our methods of collecting, using and distributing Web site visitor information are illegal or improper, which could require us to spend significant time and resources defending these claims. The costs of compliance with, and the other burdens imposed by, laws or regulatory actions may prevent us from offering services or otherwise limit the growth of our services. In addition, some companies have been the subject of class-action lawsuits and governmental investigations based on their collection, use and distribution of Web site visitor information. Any such legal action, even if unsuccessful, may distract our management’s attention, divert our resources, negatively affect our public image and harm our business.

Various state legislatures have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such anti-spyware laws typically focus on restricting the proliferation of certain kinds of downloadable software, or spyware, that, when installed on an end user’s computer, are used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data collection methods employed by our technology constitute “spyware” or that such methods are prohibited by such legislation. Similar legislation has been proposed federally. This legislation, if drafted broadly enough, could be deemed to apply to the technology we use and could potentially restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial amounts of money and time to make changes and could decrease the amount and utility of the information that we collect.

Both existing and proposed laws regulate and restrict the collection and use of information over the Internet that personally identifies the Web site visitor. These laws continue to change and vary among domestic and foreign jurisdictions, but certain information such as names, addresses, telephone numbers, credit card numbers and e-mail addresses are widely considered personally identifying. The scope of information collected over the Internet that is considered personally identifying may become more expansive, and it is possible that current and future legislation may apply to information that our customers currently collect without the explicit consent of Web site visitors. If information that our customers collect and use without explicit consent is considered to be personally identifying, their ability to collect and use this information will be restricted and they would have to change their methods, which could lead to decreased use of our services.

Domestic and foreign governments are also considering restricting the collection and use of Internet usage data generally. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Web site visitors. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit data collection practices, our customers would likely have to obtain the express consent of a user of our customers’ Web sites before we could collect, share or use any of that user’s information regardless of whether the collection is done on behalf of our customers. Any requirement that we obtain consent from the users of our customers’ Web sites would reduce the amount and value of the information that we provide to customers, which might cause some existing customers to discontinue using our services. We would also need to expend considerable effort and resources to develop new information collection procedures to comply with an express consent requirement. Even if our customers succeeded in developing new procedures, they might be unable to convince Internet users to agree to the collection and use of the users’ information. This would negatively impact our revenues, growth and potential for expanding our business and could cause our stock price to decline.

We may face liability for the unauthorized disclosure or theft of private information, which could expose us to liabilities and harm our stock price.

Unauthorized disclosure of personally identifiable information regarding Web site visitors, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were even an inadvertent disclosure of personally identifiable information, or if a third party were to gain unauthorized access to the personally identifiable information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims (including claims for substantial liquidated damages) pursuant to our agreements with our customers or other liabilities. In addition, if a person penetrates our network security or otherwise misappropriates data, we could be subject to liability. Such perceived or actual unauthorized disclosure of the information we collect or breach of our security could harm our business.

We may face public relations problems as a result of violations of privacy laws and perceived mistreatment of personal information, and these public relations problems may harm our reputation and thereby lead to a reduction in customers and lower revenues.

Any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to our business practices. Public concerns regarding data collection, privacy and security may cause some Web site visitors to be less likely to visit Web sites that subscribe to our services. If enough users choose not to visit our customers’ Web sites, our ability to collect sufficient amounts of information and provide our services effectively would be adversely affected, and those Web sites could stop using our services. This, in turn, would reduce the value of our services and inhibit or reverse the growth of our business.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

The trading price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit.

The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $18.75. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts, including changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.

These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our strategic partners, customers or our current competitors, may materially adversely affect the market price of our common stock in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.

If securities analysts stop publishing research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us. We do not control these analysts. If one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. Further, if one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence the outcome of key transactions, including a change of control.

Our executive officers, directors, 5 percent or greater stockholders and affiliated entities together beneficially own a majority of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to control most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Provisions in our certificate of incorporation and bylaws under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our executive offices and principal office for domestic marketing, sales and development occupy approximately 103,000 square feet in Orem, Utah under leases that expire in 2011. We also lease space in various locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel. If we require additional space, we believe that we will be able to obtain this space on commercially reasonable terms.

ITEM 3.	Legal Proceedings

Generally, we are involved in various legal proceedings arising from the normal course of business activities. In accordance with Statement of Financial Accounting Standards No. 5, Accounting Contingencies, we make a provision for liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have adequate provisions for any such matters. We review these provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. We do not believe that ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, litigation is inherently unpredictable, and depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on the NASDAQ Global Market under the symbol “OMTR” since our initial public offering on June 28, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the NASDAQ Global Market.

	High	Low
Fiscal year ended December 31, 2006:
Second quarter (beginning June 28, 2006)	$7.60	$5.60
Third quarter	8.59	6.23
Fourth quarter	14.97	7.35

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Stockholders

As of March 21, 2007, there were 49,009,326 shares of our common stock outstanding held by approximately 84 stockholders of record, including the Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

STOCK PERFORMANCE GRAPH AND CUMULATIVE TOTAL RETURN

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Prior to June 28, 2006, we were not publicly traded and there was no public market for our securities.

The graph below compares the cumulative total stockholder return of our common stock with that of the NASDAQ Composite Index and the NASDAQ Computer Index from June 28, 2006 (the date on which our common stock commenced trading on the NASDAQ Global Market) through December 31, 2006. The graph assumes that $100 was invested on June 28, 2006 at the close of market on June 28, 2006 in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index, and that all dividends were reinvested. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OMNITURE, INC., THE NASDAQ
COMPOSITE INDEX AND THE NASDAQ COMPUTER INDEX

	6/28/06	6/30/06	7/31/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06
Omniture, Inc.	$100.00	$111.64	$110.41	$101.84	$120.83	$139.05	$172.59	$215.62
NASDAQ Composite Index	100.00	102.85	99.04	103.41	106.94	112.07	115.15	114.37
NASDAQ Computer Index	100.00	102.27	99.36	105.29	110.38	115.91	120.33	117.32

Recent Sales of Unregistered Securities

In January 2007, we issued 41,671 shares of common stock upon the exercise of a warrant held by Silicon Valley Bank at an exercise price of $0.11 per share. The warrant was exercised on a “cashless” basis, meaning that it was exercised by the surrender of a portion of the shares exercisable under the warrant as payment for the full exercise price of the warrant. Accordingly, we did not receive any cash proceeds from the exercise of the warrant. We believe this transaction was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) thereof as an exchange of securities by us with our existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Use of Proceeds from the Initial Public Offering

Our initial public offering of common stock, or IPO, was made pursuant to a registration statement on Form S-1 (File No. 333-132987), which the Securities and Exchange Commission declared effective on June 27, 2006. In the offering, we sold an aggregate of 10,305,000 shares of common stock, including 1,605,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at a price of $6.50 per share. The offering did not terminate until after the sale of all of the securities registered by the registration statement. Morgan Stanley & Co. Incorporated acted as the sole book-running manager for the offering and Credit Suisse Securities (USA) LLC acted as co-lead manager. Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. acted as co-managers of the offering.

As a result of the offering, we raised approximately $59.2 million, net of underwriting discounts, commissions and offering expenses. During the first quarter of 2007, we used approximately $28.8 million of the net IPO proceeds to acquire Instadia, Touch Clarity and certain intellectual property rights. We have invested the portion of net IPO proceeds not required for immediate corporate needs in short-term, interest-bearing, investment grade securities.

Trading Plans

Our Insider Trading Policy permits directors, officers and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Securities Exchange Act, which permit automatic trading of common stock of Omniture, Inc. or trading of common stock by an independent person (such as stockbroker) who is not aware of material, nonpublic information at the time of the trade. We are aware that certain of our directors and officers have entered into written trading plans, and we believe our directors and officers may establish such programs in the future.

ITEM 6.	Selected Financial Data

We present below our selected consolidated financial data. The selected consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006 and the selected consolidated balance sheet data at December 31, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this 10-K. The selected consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the selected consolidated balance sheet data at December 31, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Total revenues	$3,715	$8,654	$20,566	$42,804	$79,749
Net (loss) income	(1,378)	143	(1,318)	(17,441)	(7,725	)(1)
Net (loss) income per share, diluted	$(0.11)	$0.01	$(0.10)	$(1.27)	$(0.25	)(1)
Weighted-average number of shares	12,270	22,677	13,094	13,694	30,332
Cash and cash equivalents	317	2,187	8,927	22,196	68,287	(2)
Working (deficit) capital	(1,248)	(2,638)	(1,422)	1,191	52,028	(2)
Total assets	1,616	6,926	32,768	73,051	135,210	(2)
Total long-term obligations, including current portion(3)	381	2,054	9,028	5,992	10,191
Convertible preferred stock	10,108	10,108	22,770	61,882	—	(4)
Total stockholders’ (deficit) equity	(12,379)	(12,205)	(13,413)	(30,266)	86,425	(2)(4)

(1)	As a result of adopting SFAS No. 123R on January 1, 2006, our net loss and diluted net loss per share for 2006 were $1,787,000 and $0.06, respectively, greater than if we had continued to account for stock-based compensation under the previous accounting rules. Because we adopted SFAS No. 123R using the prospective transition method, we applied its provisions only to stock awards granted, modified, repurchased or cancelled after the effective date.

(2)	Cash and cash equivalents, working capital, total assets and stockholders’ equity increased in 2006 primarily due to the net cash proceeds of $59.2 million, after deducting underwriting discounts, commissions and offering expenses, from our initial public offering in July 2006.

(3)	Total long-term obligations, including current portion consist of notes payable and capital lease obligations.

(4)	In 2006, the entire balance of convertible preferred stock was reclassified to stockholders’ equity due to the automatic conversion of the outstanding shares of convertible preferred stock to common stock upon the closing of our initial public offering in July 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Part II. Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and in Part I. Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on December 31, 2006.

Overview

We are a leading provider of online business optimization services, which our customers use to manage and enhance online, offline and multi-channel business initiatives. Our online business optimization software, which we host and deliver to our customers on-demand, consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter and Touch Clarity services. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze real-time and historical information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes.

We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $3.7 million in 2002 to $79.7 million in 2006, representing an average annual growth rate of approximately 115%. Our total cost of revenues plus total operating expenses have increased from $5.0 million in 2002 to $87.9 million in 2006. Our net loss has increased from $1.4 million in 2002 to $7.7 million in 2006, although our 2006 net loss represents a 56% decrease from our $17.4 million net loss in 2005. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2002 have been derived from subscription fees for our services, which represented approximately 95% of total revenues in 2004, 96% of total revenues in 2005 and 94% of total revenues in 2006.

We provide our online business optimization services to businesses with an online presence. During 2006, our services captured almost 1.4 trillion transactions for approximately 1,800 customers in 83 countries. In January 2007, we acquired Instadia A/S, or Instadia, a Copenhagen, Denmark-based on-demand enterprise Web analytics provider, and Touch Clarity Limited, or Touch Clarity, a London, England-based on-demand provider of automated online behavioral targeting and optimization solutions. Including the existing Instadia and Touch Clarity customers, the total number of our customers would have been over 2,000 at the end of 2006. Our revenue growth and profitability will depend on our ability to attract new customers and to retain our customers over time. The delivery of our services requires us to make significant upfront capital expenditures to support the network infrastructure needs of our services. We typically depreciate these capital expenditures over a period of approximately four years, and we begin to include the depreciation amount in our cost of subscription revenues promptly after making the expenditures. We generally recognize revenue from our customers ratably over the contractual service period but only after we begin to provide our services to them. Therefore, any delays we encounter in the implementation of our services to our customers will impact our ability to start recognizing revenue and to begin to offset the depreciation costs resulting from the upfront capital expenditures. These delays will also defer the collection of cash necessary to begin offsetting the expenditures.

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

Historically, most of our revenues have resulted from the sale of our services to companies located in the United States. We acquired Instadia and Touch Clarity as part of our strategy to expand our international sales operations by growing our direct sales force abroad. We also intend to utilize resellers and other sales channel relationships with third parties to expand our international sales operations.

We experience significant seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.

In July 2006, we completed an initial public offering of common stock, or IPO, in which we sold and issued 10,305,000 shares of common stock, including 1,605,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at an issuance price of $6.50 per share. As a result of the IPO, we raised approximately $59.2 million, net of underwriting discounts, commissions and offering expenses. During the first quarter of 2007, we used approximately $28.8 million of the net IPO proceeds to acquire Instadia, Touch Clarity and certain intellectual property rights. We have invested the portion of net IPO proceeds not required for immediate corporate needs in short-term, interest-bearing, investment grade securities.

How We Generate Revenues

Our revenues are classified into two types: subscription revenues and professional services and other revenues. Subscription revenues accounted for 95% of total revenues in 2004, 96% of total revenues in 2005 and 94% of total revenues in 2006.

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

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of subscription revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses associated with computer equipment, data center costs, and salaries and related expenses of network operations, implementation, account management and technical support personnel. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items. Beginning in 2006, we expect cost of revenues to increase in absolute dollars at least through 2012, due to the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings; and (2) the intangible assets directly related to our subscription service that were acquired as part of the Instadia and Touch Clarity business acquisitions.

Cost of professional services and other revenues consist primarily of employee-related costs associated with these services. We recognize costs related to professional services as they are incurred. The cost of professional services and other revenues is significantly higher as a percentage of professional services and other revenues than the cost of subscription revenues is as a percentage of subscription revenues, due to the labor costs associated with providing these services.

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

Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. From 2007 at least through 2013, we expect sales and marketing expenses to increase due to the amortization of customer-related intangible assets acquired as part of the Instadia and Touch Clarity business acquisitions.

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

Trends in Our Business and Results of Operations

Our business has grown rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased subscription revenues from existing customers. To date, we have derived revenues primarily from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. We expect that revenues associated with our current and future services other than Omniture SiteCatalyst will increase over time and reduce the percentage of total revenues generated by Omniture SiteCatalyst. In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will increase as a percentage of total revenues. Revenues from customers located outside the United States were 9% of total revenues for 2004, 11% of total revenues for 2005 and 17% of total revenues for 2006. Additionally, we expect the percentage of total revenues derived from our largest customers to decrease over time, as a result of continued expansion of our customer base.

If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. We expect to achieve certain economies of scale as we expand our network infrastructure and more efficiently utilize our network hardware. This should result in a reduction over time in capital expenditures for network computer equipment and network operations costs as a percentage of total revenues. Beginning in 2007, we expect to lease a portion of our equipment requirements under operating leases provided by third-party financing sources. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures will be reduced to the extent we utilize operating leases. The timing of additional expenditures and equipment operating leases could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation and lease expense from our significant upfront network computer equipment requirements as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. At least through 2012, our cost of revenues and our gross margin will also be negatively affected by the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings; and (2) the intangible assets directly related to our subscription service that were acquired as part of the Instadia and Touch Clarity business acquisitions.

We have also experienced, and expect to continue to experience, rapid growth in our operating expenses, as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 33 at December 31, 2002 to 353 at December 31, 2006. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase due to the incremental salaries, benefits and related expenses of the existing Instadia and Touch Clarity personnel acquired as part of these business acquisitions.

We plan to continue investing heavily in sales and marketing by increasing the number of direct sales personnel and the number of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salespeople become more fully utilized and revenues can be recognized. From 2007 at least through 2013, we expect sales and marketing expenses to increase due to customer-related intangible assets acquired as part of the Instadia and Touch Clarity acquisitions.

We expect research and development expenses to increase in absolute dollars as we continue to enhance our existing services and to expand our available service offerings.

We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business and operate as a public company.

We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At December 31, 2006, there was $18.8 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.7 years.

During the first quarter of 2007, we completed the acquisitions of Instadia and Touch Clarity. In the future, as part of our overall growth strategy we expect to acquire other businesses, products, services or technologies to complement the Omniture Online Business Optimization Platform and accelerate access to strategic markets.

At December 31, 2006, we had approximately $31.3 million in net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2020, and $1.1 million in federal tax credit carryforwards, which will begin to expire in 2019. We intend to utilize any carryforwards available to us to reduce our future tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2004	2005	2006

Revenues:
Subscription	95%	96%	94%
Professional services and other	5	4	6

Total revenues	100	100	100

Cost of revenues:
Subscription	39	43	36
Professional services and other	3	5	4

Total cost of revenues	42	48	40

Gross profit	58	52	60

Operating expenses:
Sales and marketing	43	57	44
Research and development	10	15	11
General and administrative	16	15	15
Litigation settlement	—	6	—

Total operating expenses	69	93	70

Loss from operations	(11)	(41)	(10)
Interest income	—	1	2
Interest expense	(2)	(1)	(2)
Other income	7	—	—

Loss before provision for income taxes	(6)	(41)	(10)
Provision for income taxes	—	—	—

Net loss	(6)%	(41)%	(10)%

Years Ended December 31, 2004, 2005 and 2006

Revenues

	Year Ended December 31,			% Change
	2004	2005	2006	2004 vs. 2005	2005 vs. 2006
	(in thousands)

Subscription	$19,444	$41,066	$74,580	111%	82%
Professional services and other	1,122	1,738	5,169	55	197

Total revenues	$20,566	$42,804	$79,749	108	86

The increase in subscription revenues from 2004 through 2006 was primarily due to the growth in the number of customers for our subscription services and to greater revenues from existing customers as they increased the number of transactions from which we captured data. The increase in professional services and other revenues was primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services and additional staffing in these areas to support increased customer demand.

The following table sets forth revenues from customers outside and within the United States (in thousands):

	Year Ended December 31,
	2004	2005	2006

Revenues from customers within the United States	$18,761	$38,108	$66,468
Revenues from customers outside the United States	1,805	4,696	13,281

Total revenues	$20,566	$42,804	$79,749

Revenues from customers outside the United States as a percentage of total revenues	9%	11%	17%

Revenues from customers outside of the United States grew from 9% of total revenues in 2004 to 11% of total revenues in 2005 and to 17% of total revenues in 2006, as a result of our ongoing efforts to expand the size of our sales force and the number of locations outside of the United States where we conduct business and our international selling and marketing activities. No single foreign country accounted for more than 10% of total revenues during the years ended December 31, 2004, 2005 and 2006.

In both 2005 and 2006, revenues from America Online and certain of its affiliated entities, collectively, accounted for 11% of total revenues. In 2004, revenues from eBay accounted for 13% of total revenues. No other customer accounted for more than 10% of total revenues during these periods. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with the entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually.

Cost of Revenues

	Year Ended December 31,			% Change
	2004	2005	2006	2004 vs. 2005	2005 vs. 2006
	(in thousands)

Subscription	$7,993	$18,496	$28,827	131%	56%
Professional services and other	739	1,963	2,999	166	53

Total cost of revenues	$8,732	$20,459	$31,826	134	56

The following table sets forth our cost of revenues as a percent of related revenues:

	Year Ended December 31,
	2004	2005	2006

Subscription	41%	45%	39%
Professional services and other	66	113	58

Cost of subscription revenues increased $10.3 million from 2005 to 2006, primarily due to a $4.6 million increase in depreciation related to purchases of network infrastructure equipment, a $4.2 million increase in data center costs and a $1.7 million increase in employee salaries and benefits and related costs, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. These increases were partially offset by a $0.7 million decrease in 2006 expenses related to the patent license with NetRatings. Cost of subscription revenues increased $10.5 million from 2004 to 2005, primarily due to a $3.7 million increase in depreciation related to purchases of network infrastructure equipment, a $3.1 million increase in data center costs and a $2.5 million increase in employee salaries and benefits and related costs, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase was also partially due to the $1.9 million charge in 2005 related to the cost of the patent license with NetRatings for 2005 and prior periods.

Gross margin associated with subscription revenues was 59% in 2004, 55% in 2005 and 61% in 2006. The increase in gross margin for subscription revenues in 2006 over 2005 was primarily the result of more efficient utilization of our network infrastructure. The decrease in gross margin for subscription revenues from 2004 to 2005 was primarily due to a $1.9 million charge related to the patent license with NetRatings, which reduced gross margin by five percentage points in 2005.

Cost of professional services and other revenues increased $1.0 million from 2005 to 2006 and $1.2 million from 2004 to 2005, primarily due to increased headcount and related costs to meet customer demand for consulting and training services.

Gross margin associated with professional services increased from (13%) in 2005 to 42% in 2006, primarily due to increased productivity of professional services personnel in 2006. Gross margin associated with professional services decreased from 34% in 2004 to (13%) in 2005, primarily as a result of increased staffing levels in 2005 necessary to support the increased demand for our consulting and training services. Generally, professional services personnel are not immediately productive, reducing short-term gross margin until these personnel become more fully utilized.

Operating Expenses

	Year Ended December 31,			% Change
	2004	2005	2006	2004 vs. 2005	2005 vs. 2006
	(in thousands)

Sales and marketing	$8,906	$24,259	$35,227	172%	45%
Research and development	2,030	6,647	8,732	227	31
General and administrative	3,230	6,220	12,107	93	95
Litigation settlement	—	2,604	—	*	(100)

Total operating expenses	$14,166	$39,730	$56,066	180	41

*	Not meaningful

Sales and Marketing

Sales and marketing expenses increased $11.0 million from 2005 to 2006, primarily due to a $6.2 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing. The increase was also due to a $4.1 million increase in commission costs primarily due to increased revenues and a $0.8 million increase in stock-based compensation expense.

Sales and marketing expenses increased $15.4 million from 2004 to 2005, primarily due to a $5.8 million increase in employee salaries and benefits and related costs, a $2.3 million increase in marketing program costs due to increased advertising, communications and events to expand awareness of our company and products, a $2.1 million increase in commission costs and a $0.9 million increase in travel-related costs.

Our sales and marketing employee headcount increased during 2006 and 2005 primarily because of the hiring of additional sales personnel to focus on adding new customers and expanding into new geographic regions.

Research and Development

Research and development expenses increased $2.1 million from 2005 to 2006, primarily due to a $1.6 million increase in salaries and benefits and related costs and a $0.3 million increase for stock-based compensation.

Research and development expenses increased $4.6 million from 2004 to 2005, primarily due to a $3.6 million increase in salaries and benefits and related costs. We increased our research and development employee headcount during 2006 and 2005 to upgrade our existing service offerings and develop new technologies.

General and Administrative

General and administrative expenses increased $5.9 million from 2005 to 2006, primarily due to a $2.2 million increase in employee salaries and benefits and related costs, a $1.3 million increase in stock-based compensation and a $1.2 million increase in outside professional services costs, primarily related to auditing and compliance activities required to operate as a public company and legal costs associated with patent filings and general corporate matters.

General and administrative expenses increased $3.0 million from 2004 to 2005, primarily due to a $1.2 million increase in employee salaries and benefits and related costs and a $1.1 million increase in outside professional services costs, which primarily consisted of legal fees associated with the NetRatings litigation, patent filings and general corporate matters.

We increased our general and administrative employee headcount during 2006 and 2005 to support the continued growth of our business and the requirements of operating as a public company.

Litigation Settlement

In 2006, there were no litigation settlement expenses. We recognized $2.6 million of litigation settlement expenses in 2005 resulting from the settlement and patent license agreement with NetRatings, which represents the net present value of the amount to be paid to NetRatings that is in excess of the estimated fair value of the patents licensed from NetRatings.

Stock-Based Compensation

Stock-based compensation expense has been classified as follows in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2004	2005	2006

Cost of subscription revenues	$—	$41	$203
Cost of professional services and other revenues	—	6	54
Sales and marketing	—	156	993
Research and development	—	243	563
General and administrative	—	64	1,345

Total stock-based compensation	$—	$510	$3,158

Stock-based compensation expense increased $2.6 million from 2005 to 2006, due to $1.9 million of expense in 2006 resulting from the adoption of SFAS No. 123R, $0.5 million related to the full-year amortization in 2006 of deferred-stock-based compensation related to 2005 stock option grants and $0.2 million related to the modification and acceleration of the vesting of an employee’s stock options upon termination of employment.

The increase in stock-based compensation expense from 2004 to 2005 of $0.5 million was due to the amortization of deferred stock-based compensation expense.

Interest Income, Interest Expense and Other Income (Expense)

	Year Ended December 31,
	2004	2005	2006
	(in thousands)

Interest income	$64	$599	$2,117
Interest expense	392	574	1,285
Other income (expense)	1,342	(66)	(219)

Interest income increased $1.5 million from 2005 to 2006 and $0.5 million from 2004 to 2005, in both cases primarily as a result of an increase in cash and cash equivalent balances.

Interest expense increased $0.7 million from 2005 to 2006, primarily due to $0.5 million of imputed interest expense associated with the liability relating to the NetRatings settlement and $0.4 million of increased interest on notes payable resulting from additional borrowings during 2006 under the equipment line of credit. These increases were partially offset by a $0.2 million decrease in interest expense related to capital leases. Interest expense increased $0.2 million from 2004 to 2005, as a result of borrowings under the credit facility during 2005.

Other expense increased $0.2 million from 2005 to 2006, primarily due to a $0.1 million unrealized loss on a foreign currency forward contract. Other income (expense) decreased $1.4 million from 2004 to 2005, primarily due to the recognition of a $1.2 million deferred gain in 2004 associated with forgiveness of outstanding debt owed by us to a third party.

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity consisted of cash and cash equivalents of $68.3 million, accounts receivable, net, of $24.1 million and available amounts under our credit facilities of $4.9 million. During July 2006, we completed our initial public offering of 10.3 million shares of our common stock and received gross proceeds of approximately $67.0 million, including the full exercise by the underwriters of the over-allotment option. Net proceeds were approximately $59.2 million after paying underwriting discounts, commissions and offering costs.

During the first quarter of 2007, we used approximately $28.8 million of the net IPO proceeds to acquire Instadia, Touch Clarity and certain intellectual property rights. We anticipate using the remaining net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our network infrastructure to support our growth, further development and expansion of our service offerings and acquisitions of complementary businesses, technologies or other assets. We have invested our excess cash in short-term, interest-bearing, investment grade securities.

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

We generated $3.7 million of net cash from operating activities during 2006. This cash was primarily generated from a net loss of $7.7 million, adjusted for $16.2 million in non-cash depreciation, amortization and stock-based compensation expenses and a $10.8 million increase in amounts billed to customers in advance of when we recognized revenues. This increase in operating cash was partially offset by an $11.8 million increase in accounts receivable, primarily resulting from the increase in our customer base, a $1.5 million decrease in accounts payable, a $1.2 million decrease in accrued and other liabilities and a $1.0 million increase in prepaid expenses and other assets.

Investing Activities

Our primary investing activities consisted of purchases of computer network equipment to accommodate the continued growth in customer transactions from which we capture data, furniture and equipment to support our operations, and payments related to the acquisition of intangible assets. We expect to continue investing in network infrastructure equipment as our customer base grows. However, beginning in 2007, we expect to lease a portion of our network equipment requirements under operating leases, which will reduce our capital expenditures to the extent operating leases are utilized. The extent to which we invest in network infrastructure equipment can be affected by the pace with which we add new customers, along with the timing and scale of new customer implementations. Because we make expenditures for new equipment before we receive cash from customers, it may take a number of months or longer for us to achieve positive cash flow from a customer.

We used $21.3 million of net cash in investing activities during 2006. This use of cash resulted from $14.9 million to purchase property and equipment and $6.4 million to purchase intangible assets.

Financing Activities

We generated $63.7 million of net cash from financing activities during 2006. This cash primarily resulted from $59.2 million in net proceeds, after deducting offering costs, from the issuance of common stock in our IPO and from the issuance of $9.6 million of notes payable, partially offset by $5.4 million of principal payments on notes payable and capital lease obligations.

Other Factors Affecting Liquidity and Capital Resources

In 2004, we entered into an equipment line of credit agreement for $10.0 million. At December 31, 2006, we had $2.3 million outstanding under the line of credit. These borrowings bear interest at rates between 4.81% and 5.06% per annum, and are repayable in monthly installments through October 2007.

We amended the equipment line of credit in 2005. This amendment provided for a revolving line of credit that could be drawn in an amount equal to the lesser of $10.0 million or the eligible borrowing base as defined in the amendment, until the maturity date of December 2007. The revolving line bears interest at a variable rate equal to the prime interest rate, plus a factor based on our liquidity ratio as defined in the amendment, which equated to a rate of 8.25% at December 31, 2006. Interest is payable monthly. At December 31, 2006, the outstanding principal balance under the revolving line was $0.5 million.

In January 2006, we entered into a second amendment to the equipment line of credit agreement. This second amendment provided for a second equipment facility of up to $10.0 million, and reduced the total amount available for borrowing under the existing revolving line to $5.0 million. The second equipment facility may be drawn upon through March 31, 2007 and may only be used to finance or refinance equipment. Each draw under the second equipment facility has a 36-month repayment period and accrues interest at a rate based on the United States Treasury Bill Rate, plus a factor determined by our quick ratio, at the time of that draw. The borrowings under these equipment lines and revolving line cannot exceed $15.0 million. At December 31, 2006, we had net borrowings under the second equipment facility that mature at various dates in fiscal 2009 of $7.3 million, at a weighted-average interest rate of 8.19%.

In April 2006, we amended the equipment line of credit agreement to modify certain financial covenants. We were in compliance with all financial covenants contained in the amendment at December 31, 2006.

In February 2006, we entered into a settlement and patent license agreement with NetRatings, Inc. The agreement requires us to make periodic license payments totaling $10.0 million, $7.0 million of which we have previously paid, including a $1.0 million payment made in March 2007, and the balance of which is payable in three quarterly installments of $1.0 million each during the second through fourth quarters of 2007. In accordance with the agreement, we made an additional license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that if we acquire other companies, we may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. For example, in connection with our acquisition of Instadia, we made an additional license payment of approximately $0.3 million in the first quarter of 2007, and in connection with our acquisition of Touch Clarity, we expect to make an additional license payment of approximately $0.5 million in the second quarter of 2007.

In January 2007, we acquired Instadia for an aggregate purchase price of approximately $16.5  million to $18.0 million, which included cash, restructuring charges and acquisition costs. The restructuring charges we recorded in conjunction with the acquisition totaled approximately $2.5 million and related to severance payments and severance-related benefits associated with employee terminations and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. We expect to pay all restructuring charges by the end of 2007.

In March 2007, we acquired Touch Clarity for an aggregate purchase price of approximately $65.0 million to $70.0 million, which included initial consideration of $16.0 million cash paid upon closing of the acquisition, the fair value of assumed options and acquisition costs. The aggregate purchase price also included additional consideration of $33.6 million which is to be paid by November 30, 2007 in shares of our common stock, cash, or some combination of stock and cash, at our discretion. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008, contingent upon the achievement of certain fiscal year 2007 revenue milestones.

As a result of the Instadia acquisition, we elected to make an additional license payment to NetRatings of $0.3 million in February 2007, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. We expect to make an additional $0.5 million license payment to NetRatings during April 2007, related to the Touch Clarity acquisition.

At December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $31.3 million and federal research and development tax credits of approximately $1.1 million. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and certain computer equipment, which are described below, we do not engage in off-balance sheet financing arrangements.

In January 2006, we amended an operating lease associated with our principal offices in Orem, Utah. The amendment increased the total square footage of office space leased and extended the lease term to March 2011 for all spaces leased under this agreement as amended. The Company has also entered into operating leases for office space in international locations.

During the first quarter of 2007, we entered into two master lease agreements with third-party financing sources. We generally expect to record equipment acquired under the leases as operating leases, in accordance with SFAS No. 13, Accounting for Leases. The rental payments and rental terms associated with individual acquisitions under the leases may vary, depending on the nature of the equipment acquired. As a condition of one of these lease agreements, we must not allow our cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum of $10.0 million in cash shall constitute an event of default as defined in the lease agreement.

Contractual Obligations and Commitments

Our future contractual obligations at December 31, 2006, are as follows (in thousands):

	Payments Due by Period
		Less Than
	Total	1 Year		1-3 Years	3-5 Years	Thereafter

Operating lease obligations	$7,377	$1,794		$5,140	$443	$—
Capital lease obligations	90	64		26	—	—
Notes payable	10,114	5,997		4,117	—	—
Interest on notes payable	819	579	(1)	240	—	—
Patent license and settlement costs	4,000	4,000		—	—	—

Total contractual obligations(2)	$22,400	$12,434		$9,523	$443	$—

(1)	Includes estimated interest payments of $44,000 on our variable rate revolving line of credit. The $44,000 is based on the $500,000 outstanding principal balance and interest rate of 8.25% in effect at December 31, 2006.

(2)	Excludes additional consideration of $33.6 million related to the Touch Clarity acquisition, which was completed subsequent to December 31, 2006, to be paid no later than November 30, 2007 in our common stock, cash, or some combination of stock and cash, at our discretion.

Our future cash requirements will depend on many factors, including the expansion of our sales, support and marketing activities, the timing and extent of spending to support development efforts and expansion into new territories, the extent to which we acquire new businesses and technologies and the costs of these acquisitions, the building of infrastructure to support our growth, the timing of introduction of new services and enhancements to existing services and the continued market acceptance of our services.

We believe our existing cash and cash equivalents, net proceeds from our IPO, any cash provided from our operations and funds available from our existing credit facilities and equipment leasing arrangements will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Thereafter, we may need to raise additional funds to meet the cash flow requirements of our business. In addition, if we make additional acquisitions or license products and technologies complementary to our business, we may need to raise additional funds. If required, additional financing may not be available on terms that are favorable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.

We may need to raise additional capital if we elect to pay cash for all or some portion of the $33.6 million of additional consideration related to the Touch Clarity acquisition, discussed above, which must be paid by November 30, 2007. If we raise additional funds through the issuance of debt securities, such debt financing could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to obtain additional capital and to pursue future business opportunities, including potential acquisitions. In addition, we may not be able to obtain financing on terms favorable to us, if at all.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, allowance for accounts receivable, impairment of long-lived assets, including goodwill, and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We provide our applications as services; and accordingly, we follow the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:

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

Allowances for Accounts Receivable

We record a sales allowance to provide for estimated future adjustments to receivables, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. We record provisions for sales allowances as a reduction to revenues. Specific provisions are made based on amendments or renewals associated with specific subscription service arrangements, which are expected to result in the issuance of customer credits. Additionally, provisions are made based on actual credits issued as a percentage of the Company’s historical revenues. We evaluate the estimate of sales allowances on a regular basis and adjust the amount reserved accordingly.

We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Specific provisions are made based on an account-by-account analysis of collectibility. Additionally, provisions are made for non-customer-specific accounts based on our historical bad debt experience and current economic trends. We record provisions in operating expenses. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect the receivable from the customer.

Impairment of Long-Lived and intangible assets, including goodwill

Periodically we assess potential impairment of our long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

We recorded goodwill in conjunction with the Instadia and Touch Clarity acquisitions. We will review goodwill for impairment, at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005 we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.5 million in 2005 and $1.0 million in 2006.

We adopted SFAS No. 123R effective January 1, 2006, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant. That cost must be recognized over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS No. 123R using the prospective method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. At December 31, 2006, there was $18.8 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.7 years.

Since January 1, 2006, our stock-based compensation has been based on the balance of deferred stock-based compensation for unvested awards at January 1, 2006, using the intrinsic value as previously recorded under APB Opinion No. 25, and the fair value of the awards on the date of grant for awards beginning January 1, 2006. The adoption of SFAS No. 123R has resulted, and will continue to result, in higher amounts of stock-based compensation for awards granted beginning January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB Opinion No. 25.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, FIN 48, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. We do not expect that the adoption of FIN 48 will have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Hong Kong dollar and Japanese yen.

Because the cash consideration associated with the acquisition of Instadia was denominated in Danish krone, we entered into a foreign currency forward exchange contract with a financial institution to protect against currency exchange risk associated with this transaction. This forward contract was not designated as an accounting hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, we recognized an unrealized loss of $94,000 at December 31, 2006 related to this contract, which was recorded in other income (expense) and accrued liabilities. The $94,000 was equal to the fair value of this foreign currency forward exchange contract at December 31, 2006.

As our international operations continue to grow, we may choose to increase our use of foreign currency forward contracts, and we may choose to use option contracts to manage currency exposures.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $68.3 million at December 31, 2006. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.

ITEM 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm, Ernst & Young LLP, due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since the beginning of 2006, we have invested significant resources to begin assessing our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this assessment. Areas for improvement include streamlining our billing and collection processes, further limiting internal access to certain data systems, enhancing the review and approval of company expenditures and continuing to improve coordination across the various business functions in our company. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 on December 31, 2007. As a result, we expect to make further changes in our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K in “Business — Executive Officers.”

ITEM 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. All Financial Statements:

The following financial statements are filed as part of this Annual Report on Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Convertible Preferred Stock and Stockholder’s (Deficit) Equity for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts is filed as part of this Annual Report on Form 10-K on page F-9.

All other schedules are omitted as the required information is either inapplicable or it is presented in the consolidated financial statements and notes thereto.

3.	Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

			Incorporated by Reference
Exhibit					Exhibit		Filed
No.		Exhibit Description	Form	File No.	No.	Filing Date	Herewith

2.1		Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative.	8-K	000-52076	2.1	February 20, 2007
3.1		Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2		Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006
4.1		Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006
4.2		Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.1	June 9, 2006
4.3		Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.1	May 24, 2006
4.4		Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited.	8-K	000-52076	2.1	February 20, 2007
10.1		Form of Indemnification Agreement entered into by and between the Registrant and its Directors and Officers	S-1	333-132987	4.1	May 24, 2006
10	.2A*	1999 Equity Incentive Plan of the Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006
10	.2B*	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006
10	.2C*	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006
10	.3A*	2006 Equity Incentive Plan of the Registrant					X
10	.3B*	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan					X
10	.4A*	2006 Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006
10	.4B*	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

			Incorporated by Reference
Exhibit					Exhibit		Filed
No.		Exhibit Description	Form	File No.	No.	Filing Date	Herewith

10.5		Amended and Restated Employment Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006
10.6		Amended and Restated Employment Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.6	June 22, 2006
10.7		Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006
10	.8A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006
10	.8B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8B	April 4, 2006
10	.8C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8C	April 4, 2006
10	.8D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006
10	.8E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006
10	.8F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8F	April 4, 2006
10	.9**	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant	S-1	333-132987	10.9	April 4, 2006
10.10		NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002	S-1	333-132987	10.10	April 4, 2006
10	.11*	Change of Control Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

			Incorporated by Reference
Exhibit					Exhibit		Filed
No.		Exhibit Description	Form	File No.	No.	Filing Date	Herewith

10	.12*	Change of Control Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.13	June 22, 2006
10	.13*	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington	S-1	333-132987	10.14	June 22, 2006
10	.14*	Change of Control Agreement between the Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006
10.15		Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007
10.16		The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007
10.17		Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007
10.18		Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007
10.19		Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007
21.1		List of Subsidiaries of the Registrant					X
23.1		Consent of Ernst & Young LLP, Independent Registered Accounting Firm					X
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or named executive officer of the Registrant participates.

**	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omniture, Inc.
(Registrant)

By:	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer

Date: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/ Joshua G. James Joshua G. James	President and Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2007

/s/ Michael S. Herring Michael S. Herring	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 23, 2007

/s/ D. Fraser Bullock D. Fraser Bullock	Director	March 23, 2007

/s/ Gregory S. Butterfield Gregory S. Butterfield	Director	March 23, 2007

/s/ Dana L. Evan Dana L. Evan	Director	March 23, 2007

/s/ Mark P. Gorenberg Mark P. Gorenberg	Director	March 23, 2007

/s/ Rory T. O’Driscoll Rory T. O’Driscoll	Director	March 23, 2007

/s/ John R. Pestana John R. Pestana	Director	March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Omniture, Inc.

We have audited the accompanying consolidated balance sheets of Omniture, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omniture, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, Omniture, Inc. changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment.”

/s/  Ernst & Young LLP

Salt Lake City, Utah
March 19, 2007

OMNITURE, INC.

Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2005	2006

Assets:
Current assets:
Cash and cash equivalents	$22,196	$68,287
Accounts receivable, net of allowances of $962 and $2,039 at December 31, 2005 and 2006, respectively	12,325	24,126
Prepaid expenses and other current assets	720	1,571

Total current assets	35,241	93,984

Property and equipment, net	27,517	31,128
Intangible assets, net	10,150	9,796
Other assets	143	302

Total assets	$73,051	$135,210

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$4,081	$2,586
Accrued liabilities	13,993	11,435
Current portion of deferred revenues	12,855	21,885
Current portion of notes payable	3,035	5,997
Current portion of capital lease obligations	86	53

Total current liabilities	34,050	41,956
Deferred revenues, less current portion	396	2,170
Notes payable, less current portion	2,794	4,117
Capital lease obligations, less current portion	77	24
Other liabilities	4,118	518
Commitments and contingencies
Convertible preferred stock, $0.001 par value; 32,418,493 and 0 shares authorized at December 31, 2005 and 2006, respectively (aggregate liquidation preference of $57,355 and $0 at December 31, 2005 and 2006, respectively)	61,882	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 62,500,000 and 250,000,000 shares authorized at December 31, 2005 and 2006, respectively, 13,918,885 and 47,385,901 shares issued and outstanding at December 31, 2005 and 2006, respectively	14	47
Additional paid-in capital	4,104	127,380
Deferred stock-based compensation	(3,270)	(2,172)
Accumulated other comprehensive income	—	9
Accumulated deficit	(31,114)	(38,839)

Total stockholders’ (deficit) equity	(30,266)	86,425

Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$73,051	$135,210

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006

Revenues:
Subscription	$19,444	$41,066	$74,580
Professional services and other	1,122	1,738	5,169

Total revenues	20,566	42,804	79,749

Cost of revenues:
Subscription	7,993	18,496	28,827
Professional services and other	739	1,963	2,999

Total cost of revenues	8,732	20,459	31,826

Gross profit	11,834	22,345	47,923

Operating expenses:
Sales and marketing	8,906	24,259	35,227
Research and development	2,030	6,647	8,732
General and administrative	3,230	6,220	12,107
Litigation settlement	—	2,604	—

Total operating expenses	14,166	39,730	56,066

Loss from operations	(2,332)	(17,385)	(8,143)
Interest income	64	599	2,117
Interest expense	(392)	(574)	(1,285)
Other income (expense)	1,342	(66)	(219)

Loss before provision for income taxes	(1,318)	(17,426)	(7,530)
Provision for income taxes	—	15	195

Net loss	$(1,318)	$(17,441)	$(7,725)

Net loss per share, basic and diluted	$(0.10)	$(1.27)	$(0.25)
Weighted-average number of shares, basic and diluted	13,094	13,694	30,332

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in thousands, except share data)

			Stockholders’ (Deficit) Equity
							Accumulated			Total
					Additional	Deferred	Other		Total	Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Loss	Equity
Balance at January 1, 2004	9,972,930	$10,108	12,379,813	$12	$138	$—	$—	$(12,355)	$(12,355)	$(12,205)
Exercise of stock options	—	—	932,208	1	109	—	—	—	—	110
Repurchase of convertible preferred stock	(4,091,765)	(3,275)	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $201	6,973,145	13,149	—	—	—	—	—	—	—	—
Conversion of convertible note payable into Series B-1 convertible preferred stock	1,078,452	1,000	—	—	—	—	—	—	—	—
Repurchase of Series A-3 convertible preferred stock warrants	—	(12)	—	—	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock warrants in conjunction with co-marketing and reseller agreement	—	1,800	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,318)	(1,318)	(1,318)

Balance at December 31, 2004	13,932,762	22,770	13,312,021	13	247	—	—	(13,673)	(13,673)	(13,413)
Deferred compensation related to issuance of stock options net of forfeitures	—	—	—	—	3,780	(3,780)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	510	—	—	—	510
Exercise of stock options	—	—	419,364	1	55	—	—	—	—	56
Vesting of common shares subject to repurchase	—	—	187,500	—	22	—	—	—	—	22
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $248	7,740,834	39,752	—	—	—	—	—	—	—	—
Revaluation and cancellation of convertible preferred stock warrants (166,708 shares)	—	(640)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(17,441)	(17,441)	(17,441)

Balance at December 31, 2005	21,673,596	61,882	13,918,885	14	4,104	(3,270)	—	(31,114)	(31,114)	(30,266)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(114)	1,098	—	—	—	984
Exercise of stock options	—	—	982,006	1	132	—	—	—	—	133
Vesting of common shares subject to repurchase	—	—	363,373	—	44	—	—	—	—	44
Stock-based compensation	—	—	—	—	1,948	—	—	—	—	1,948
Accelerated vesting of employee stock options	—	—	—	—	224	—	—	—	—	224
Issuance of common stock in exchange for services	—	—	250	—	2	—	—	—	—	2
Revaluation and cancellation of convertible preferred stock warrants (134,939 shares)	—	(44)	—	—	—	—	—	—	—	—
Exercise of Series B-2 convertible preferred stock warrants	142,791	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	10,305,000	10	59,224	—	—	—	—	59,234
Conversion of convertible preferred stock into common	(21,816,387)	(61,838)	21,816,387	22	61,816	—	—	—	—	61,838
Foreign currency translation adjustment	—	—	—	—	—	—	9	—	9	9
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,725)	(7,725)	(7,725)

Comprehensive loss	—	—	—	—	—	—	—	—	(7,716)	—

Balance at December 31, 2006	—	$—	47,385,901	$47	$127,380	$(2,172)	$9	$(38,839)	$(38,830)	$86,425

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Cash Flows
(in thousands, except share data)

	Year Ended December 31,
	2004	2005	2006

Cash flows from operating activities:
Net loss	$(1,318)	$(17,441)	$(7,725)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,862	6,377	13,032
Stock-based compensation	—	510	3,158
Loss on disposal of property and equipment	—	5	—
Patent license and litigation settlement costs	—	4,514	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,692)	(6,444)	(11,801)
Prepaid expenses and other assets	(475)	60	(1,010)
Accounts payable	3,115	(101)	(1,495)
Accrued and other liabilities	1,387	2,047	(1,228)
Deferred revenues	4,278	5,684	10,804
Deferred gain on extinguishment of debt	(1,191)	—	—

Net cash provided by (used in) operating activities	3,966	(4,789)	3,735

Cash flows from investing activities:
Purchases of property and equipment	(14,266)	(18,852)	(14,934)
Purchases of intangible assets	(572)	—	(6,380)

Net cash used in investing activities	(14,838)	(18,852)	(21,314)

Cash flows from financing activities:
Proceeds from exercise of stock options	110	194	237
Proceeds from issuance of convertible preferred stock, net of issuance costs	13,149	39,752	—
Repurchase of convertible preferred stock	(3,275)	—	—
Repurchase of Series A-3 convertible preferred stock warrants	(12)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	59,234
Proceeds from issuance of notes payable	9,104	500	9,608
Principal payments on notes payable and capital lease obligations	(1,464)	(3,536)	(5,409)

Net cash provided by financing activities	17,612	36,910	63,670

Net increase in cash and cash equivalents	6,740	13,269	46,091
Cash and cash equivalents at beginning of period	2,187	8,927	22,196

Cash and cash equivalents at end of period	$8,927	$22,196	$68,287

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible preferred stock into common	$—	$—	$61,838
Assets acquired under capital leases	158	—	—
Issuance of Series B-2 convertible preferred stock warrants in conjunction with co-marketing and reseller agreement	1,800	—	—
Revaluation and cancellation of convertible preferred stock warrants (166,708 and 134,939 shares in the years ended December 31, 2005 and 2006, respectively)	—	640	44
Conversion of convertible note payable into Series B-1 convertible preferred stock	1,000	—	—
Vesting of common shares subject to repurchase	—	22	44
Acquisition of patent licenses	—	8,800	—

See accompanying notes to the consolidated financial statements.

Omniture, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Omniture, Inc. (the “Company”) was incorporated in Delaware in August 1999, and has its principal offices located in Orem, Utah. The Company began providing its enterprise on-demand online business optimization platform in February 2001. The Company is a leading provider of an on-demand online business optimization platform delivering essential data intelligence that allows its customers to improve the performance of their online business and marketing activities. The Company provides an integrated set of services, including its Omniture SiteCatalyst optimization platform.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reverse Stock Split

The Company effected a 1-for-2 reverse stock split of the Company’s common and convertible preferred stock on June 20, 2006. All share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Segments

The Company operates in one business segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates made by management include the determination of the fair value of stock awards issued, allowances for accounts receivable and the assessment for impairment of long-lived assets.

Initial Public Offering

In July 2006, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 10,305,000 shares of its common stock, including 1,605,000 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price of $6.50 per share. As a result of the IPO, the Company raised a total of $66,983,000 in gross proceeds from the IPO, or approximately $59,234,000 in net proceeds after deducting underwriting discounts, commissions and offering expenses. Upon the initial closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 21,816,387 shares of common stock.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company does not expect that the adoption of FIN 48 will have a significant impact on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

Concentrations of Credit Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable; however, the Company regularly evaluates customers’ financial condition and creditworthiness.

Two customers accounted for 6% and 5% of accounts receivable, respectively at December 31, 2005. No customer accounted for 5% or greater of accounts receivable, at December 31, 2006. eBay accounted for 13% of total revenues for the year ended December 31, 2004. America Online and certain of its affiliated entities , collectively, accounted for 11% of total revenues during both the years ended December 31, 2005 and 2006. At December 31, 2005 and 2006, assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues during the years ended December 31, 2004, 2005 and 2006. Subscription revenues accounted for 95% of total revenues in 2004, 96% of total revenues in 2005 and 94% of total revenues in 2006.

The following table sets forth revenues from customers outside and within the United States (in thousands):

	Year Ended December 31,
	2004	2005	2006

Revenues from customers within the United States	$18,761	$38,108	$66,468
Revenues from customers outside the United States	1,805	4,696	13,281

Total revenues	$20,566	$42,804	$79,749

Revenues from customers outside the United States as a percentage of total revenues	9%	11%	17%

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Service Provider Concentration

All of the Company’s servers containing customer data are located in third-party data center facilities in California and Texas. The Company does not control the operation of these facilities and is vulnerable to damage or interruption in the event any of these third-party, co-location facilities fail.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Allowances for Accounts Receivable

The Company records a sales allowance to provide for estimated future adjustments to accounts receivable, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. Provisions for sales allowances are recorded as a reduction to revenues. Specific provisions are made based on amendments or renewals associated with specific subscription service arrangements, which are expected to result in the issuance of customer credits. Additionally, provisions are made based on actual credits issued as a percentage of the Company’s historical revenues. The Company evaluates the estimate of sales allowances on a regular basis and adjusts the amount reserved accordingly.

The Company makes judgments as to its ability to collect outstanding accounts receivable and provides allowances when collection becomes doubtful. Specific provisions are made based on an account-by-account analysis of collectibility. Additionally, provisions are made for non-customer-specific accounts based on the Company’s historical bad debt experience and current economic trends. Provisions are recorded in general and administrative expenses. The Company writes off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.

The changes in the Company’s allowances for accounts receivable were as follows (in thousands):

	Year Ended December 31,
Sales allowance:	2004	2005	2006

Balance at beginning of period	$—	$261	$835
Provision	353	2,412	3,671
Write-offs	(92)	(1,838)	(3,201)

Balance at end of period	$261	$835	$1,305

	Year Ended December 31,
Bad debt allowance:	2004	2005	2006

Balance at beginning of period	$18	$66	$127
Provision	59	77	650
Write-offs	(11)	(16)	(43)

Balance at end of period	$66	$127	$734

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Hong Kong dollar and Japanese yen.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency gains (losses) are included in other income (expense) in the accompanying consolidated statements of operations.

At December 31, 2006, the Company held a foreign currency forward exchange contract with a financial institution to protect against currency exchange risk associated with the acquisition of Instadia A/S (“Instadia”) (See Note 10). This forward contract was not designated as an accounting hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the Company recorded at December 31, 2006 a $94,000 unrealized loss included in other income (expense) in the consolidated statements of operations and a liability in accrued liabilities on the consolidated balance sheet at December 31, 2006. The $94,000 was equal to the fair value of the foreign currency forward exchange contract at December 31, 2006.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying values of the Company’s notes payable and capital lease obligations also approximate fair value. The fair value of the foreign currency forward exchange contract related to the acquisition of Instadia A/S was determined based on a quoted market rate.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	2 to 4 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, which include property and equipment and acquired intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value.

Software Development Costs

The Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs, and EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. EITF Issue No. 00-2 sets forth the accounting for Web site development costs based on the Web site development activity. EITF Issue No. 00-3 sets forth the accounting for software in a hosting arrangement. The Company follows the guidance set forth in Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand online business optimization software, and other software the Company develops for internal use. SOP 98-1 requires companies to capitalize qualifying

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

computer software costs, which are incurred during the application development stage, and amortize them over the software’s estimated useful life.

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Prior to January 1, 2006, the Company measured stock-based compensation expense as the difference, if any, between the estimated fair value of the Company’s common stock on the date of grant and the exercise price.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (1) the grant-date fair value of stock option awards granted or modified beginning January 1, 2006; and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic-value method as previously permitted under APB Opinion No. 25. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s loss from operations, loss before provision for income taxes and net loss for year ended December 31, 2006 were $1,787,000 greater than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have decreased by $0.06 if the Company had not adopted SFAS No. 123R.

The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Net Loss Per Share

The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Year Ended December 31,
Numerator:	2004	2005	2006

Net loss	$(1,318)	$(17,441)	$(7,725)

Denominator:
Weighted-average common shares outstanding	13,094	14,362	31,134
Weighted-average common shares outstanding subject to repurchase	—	(668)	(802)

Denominator for net loss per share, basic and diluted	13,094	13,694	30,332

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Year Ended December 31,
	2004	2005	2006

Common shares outstanding subject to repurchase	—	668	784
Employee stock options	2,485	5,178	5,110
Warrants	—	418	374
Convertible preferred stock	12,740	18,152	11,016
Convertible note payable	328	—	—

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company’s consolidated statements of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. Changes in ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income (see Note 5).

Revenue Recognition

The Company derives its revenues from two primary sources: (1) subscription fees from customers implementing and utilizing the Company’s on-demand online business optimization services; and (2) related professional and other services, consisting primarily of consulting and training. Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

The Company recognizes subscription revenues, including implementation and set-up fees, on a monthly basis, beginning on the date the customer commences use of the Company’s services and ending on the final day of the contract term. The Company records amounts that have been invoiced in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

The Company recognizes revenue resulting from professional services sold with subscription offerings (generally considered to be at the time of, or within 45 days of, sale of the subscription offering) over the term of the related subscription contract as these services are considered to be inseparable from the subscription service, and the Company has not yet established objective and reliable evidence of fair value for the undelivered element. The Company recognizes revenues resulting from professional services sold separately from the subscription services as those professional services are performed.

Although the Company’s subscription contracts are generally noncancelable, a limited number of customers have the right to cancel their contracts by providing prior written notice to the Company of their intent to cancel the

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

remainder of the contract term. In the event a customer cancels its contract, it is not entitled to a refund for prior services provided to it by the Company.

Deferred Revenues

Deferred revenues consist of billings or payments received in advance of revenue recognition for the Company’s subscription and professional services described above and the Company recognizes them as revenue only when the revenue recognition criteria are met.

Commissions

The Company records sales commissions when the commissions are earned, which is generally when the corresponding revenue has been recognized or at the time of collection of the customer account receivable. Commissions paid to sales personnel are not recoverable in the event the customer terminates service. Commission expense was $1,955,000, $4,140,000 and $8,241,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Leases

The Company leases its facilities under operating leases, and accounts for those leases in accordance with SFAS No. 13, Accounting for Leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets.

Advertising

The Company expenses advertising as incurred. Advertising expense was $143,000, $510,000 and $308,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

2.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2006

Computers, equipment and software	$35,519	$49,672
Furniture and fixtures	483	816
Leasehold improvements	1,204	1,359

	37,206	51,847
Less: Accumulated depreciation and amortization	(9,689)	(20,719)

	$27,517	$31,128

Depreciation expense (including amortization of leasehold improvements) was $1,769,000, $5,961,000 and $11,323,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Balance Sheet Accounts

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2005		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patent licenses	$8,800	$—	$10,199	$1,356
Other	1,821	471	1,777	824

	$10,621	$471	$11,976	$2,180

Patent licenses represent the estimated value of the licenses obtained from NetRatings, Inc. (see Note 8) and the purchase price of patents acquired from third parties. Other intangible assets primarily are composed of capitalized costs relating to a co-marketing and reseller agreement.

In November 2004, the Company entered into a co-marketing and reseller agreement with a third party to co-market the Company’s SiteCatalyst application. In consideration for the agreement, the Company paid cash of $500,000 and issued warrants to purchase 504,054 shares of the Company’s Series B-2 convertible preferred stock to the third party. The $500,000 cash consideration and the value of the outstanding warrants, as determined by Duff & Phelps, LLC, a third-party valuation firm, are being amortized over the expected life of the agreement with the third party. The value of the outstanding warrants was subject to adjustment, based upon changes in the underlying value of the convertible preferred stock as the warrants vest in accordance with the terms of the co-marketing and reseller agreement (see Note 7). In the fourth quarter of 2005, warrants to purchase 166,708 shares were cancelled due to the reseller’s failure to meet the required vesting terms pursuant to the co-marketing and reseller agreement. Upon this cancellation, the Company reversed the previously recorded amortization expense of $96,000 relating to the cancelled warrants and decreased the carrying value of the warrants by $577,000. On March 29, 2006, the Company amended the warrant agreement which reduced to 202,407 the total number of shares of Series B-2 convertible preferred stock the holder was entitled to purchase under the warrant, with immediate vesting of all shares subject to the warrant. The reduction in warrants, combined with the adjustment to the value of the remaining warrants, resulted in a net decrease in the intangible asset of approximately $44,000. In June 2006, the third party exercised all of its warrants under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 142,791 shares of Series B-2 convertible preferred stock.

During the year ended December 31, 2006, the Company purchased certain technology patents for $1,399,000, which is being amortized over a period of 5 to 7 years. The weighted-average amortization period of these patents was 6.9 years.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company is amortizing its intangible assets on a straight-line basis over a period of three to seven years. The weighted-average amortization period of total intangible assets was 6.6 years and 5.7 years at December 31, 2005 and 2006, respectively. Amortization expense related to intangible assets was $93,000, $416,000 and $1,709,000 during the years ended December 31, 2004, 2005 and 2006, respectively. The Company expects to recognize amortization expense on intangible assets at December 31, 2006 as follows (in thousands):

Year Ending December 31,

2007	$1,796
2008	1,786
2009	1,759
2010	1,463
2011	1,449
Thereafter	1,543

$9,796

Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2006

Patent license and settlement costs	$9,495	$3,831
Accrued bonuses and commissions	1,932	3,311
Other accrued liabilities	2,566	4,293

	$13,993	$11,435

Other liabilities consisted of the following (in thousands):

	December 31,
	2005	2006

Patent license and settlement costs	$3,819	$—
Other liabilities	299	518

	$4,118	$518

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Notes Payable

Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,
	Rate	Date	2005	2006

Draw on equipment line of credit	5.00%	Aug. 2007	$2,349	$940
Draw on equipment line of credit	5.06	Oct. 2007	1,654	752
Draw on equipment line of credit	4.81	Oct. 2007	1,326	603
Draw on revolving line of credit	variable rate	Dec. 2007	500	500
Draw on second equipment facility	7.55	Jan. 2009	—	1,389
Draw on second equipment facility	7.77	Feb. 2009	—	794
Draw on second equipment facility	8.03	Mar. 2009	—	1,500
Draw on second equipment facility	8.38	April 2009	—	1,684
Draw on second equipment facility	8.79	June 2009	—	1,952

			5,829	10,114
Less: current portion			(3,035)	(5,997)

Notes payable, excluding current portion			$2,794	$4,117

The Company paid interest of approximately $471,000, $372,000 and $1,245,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

In 2004, the Company entered into an equipment line of credit agreement for $10,000,000 (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 12-month draw period, which expired on August 5, 2005, and a 36-month repayment period for each draw.

In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment decreased the committed credit limit under the Equipment Line of Credit to $7,352,000, which was equal to the outstanding principal balance at the time of the amendment. Accordingly, the Equipment Line of Credit allows for no further draws. The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”). The Revolving Line could be drawn upon, up to the lesser of $10,000,000 or the eligible borrowing base as defined in the 2005 Amendment, until its maturity date of December 2007. Borrowings under the Revolving Line bear annual interest at a variable rate equal to the prime interest rate plus a factor based on the Company’s liquidity ratio as defined in the 2005 Amendment, which equated to a rate of 7.75% and 8.25% at December 31, 2005 and 2006, respectively. Interest is payable monthly.

In January 2006, the Company entered into a second amendment (the “2006 Amendment”) of the Equipment Line of Credit, which provided for a second equipment facility of up to $10,000,000, and reduced the total amount available for draw under the Revolving Line to $5,000,000. The second equipment facility may be drawn upon through March 31, 2007 and may only be used to finance or refinance equipment. Each draw under the 2006 Amendment has a 36-month repayment period and accrues interest at a rate based on the U.S. Treasury Bill Rate, plus a factor determined by the Company’s Quick Ratio, as described in the 2006 Amendment, at the time of that draw. The maximum combined outstanding principal balance from borrowings under the Equipment Line of Credit, the 2005 Amendment and the 2006 Amendment cannot exceed $15,000,000. The 2006 Amendment modified or eliminated certain covenants in the 2005 Amendment. In April 2006, the Company amended the agreement to modify certain financial covenants. The Company was in compliance with all financial covenants contained in the amendment at December 31, 2006.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate maturities of notes payable at December 31, 2006 were as follows (in thousands):

Year Ending December 31,

2007	$5,997
2008	3,203
2009	914

$10,114

5.	Income Taxes

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Domestic	$(1,321)	$(17,505)	$(7,740)
Foreign	3	79	210

	$(1,318)	$(17,426)	$(7,530)

The provisions for income taxes were as follows (in thousands):

	Year Ended December 31,
Current Taxes:	2004	2005	2006

Federal	$—	$—	$—
State	—	—	118
Foreign	—	15	77

	$—	$15	$195

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Tax benefit at U.S. statutory rates	$(448)	$(5,925)	$(2,559)
State benefit, net of federal tax effect	(66)	(583)	(248)
Meals and entertainment	50	61	134
Stock-based compensation	—	—	1,134
Tax credits	(127)	(413)	(533)
Change in valuation allowance	591	6,875	2,267

Provision for income taxes	$—	$15	$195

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
Deferred tax assets:	2005	2006

Accruals and allowances	$2,713	$1,653
Stock-based compensation	190	350
Deferred revenues	148	810
Tax credits	1,152	1,684
Net operating losses	10,127	11,716

Total deferred tax assets	14,330	16,213
Valuation allowance	(12,486)	(14,753)

Net deferred tax assets	1,844	1,460

Deferred tax liabilities:
Depreciation and amortization	(1,844)	(1,460)

Deferred tax assets, net	$—	$—

Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Due to these uncertainties, management does not believe it is more likely than not that the net deferred tax assets will be realized. Accordingly, the total deferred tax assets of $14,330,000 and $16,213,000 at December 31, 2005 and 2006, respectively, have been fully offset by valuation allowances. The valuation allowance increased by $591,000, $6,875,000 and $2,267,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $31,300,000, which will begin to expire in 2020, and federal research and development credits of approximately $1,100,000, which will begin to expire in 2019. The Company also has state net operating loss carryforwards of approximately $32,000,000, which will begin to expire in 2015, and state research and development credits of approximately $529,000, which will begin to expire in 2014.

Utilization of the Company’s net operating loss and tax credit carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations will result in the expiration of a portion of the net operating loss and credit carryforwards before they are fully utilized.

The Company paid income taxes of $104,000, $0 and $144,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

6.	Preferred Stock

The Company’s Board of Directors has the authority, without further action by stockholders, to issue from time to time up to 10,000,000 shares of preferred stock in one or more series. The Company’s Board of Directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of shares constituting any series or the designation of any series. At December 31, 2006, no shares of preferred stock were outstanding.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Convertible Preferred Stock

Prior to the IPO, the Company issued shares of Series A-1, A-2, A-3, A-4, A-4.1, A-5, B, B-1, B-2, C and C-1 convertible preferred stock. Each outstanding share of convertible preferred stock at the time of the Company’s IPO in July 2006 was automatically converted into one share of common stock.

In 2005, the Company authorized and issued a total of 7,740,834 shares of Series C-1 convertible preferred stock at $5.1674 per share for gross proceeds of $40,000,000, of which a total of 1,614,405 shares were sold to Hummer Winblad Venture Partners V, L.P., a related party. One of the members of the Company’s Board of Directors is a managing member of Hummer Winblad Equity Partners V, LLC, which is the general partner of Hummer Winblad Venture Partners V, L.P.

In 2004, the Company authorized and issued 6,973,145 shares of Series B convertible preferred stock at $1.91448 per share for gross proceeds of $13,350,000. In addition, the holder of the $1,000,000 convertible note payable elected to convert the outstanding principal balance of the note into 1,078,452 shares of a newly designated Series B-1 convertible preferred stock.

In 2004, subsequent to the issuance of the Series B convertible preferred stock, the Company repurchased and retired 4,091,765 shares of convertible preferred stock including a portion of the Series A-1, A-2 and A-3 convertible preferred stock and all outstanding Series A-4 convertible preferred stock, for an aggregate purchase amount of $3,275,400.

In 2004, the Company effected a three-for-one split on the Series A-1, A-2, A-3 and A-4 convertible preferred stock. These series then became convertible into common stock on a one-for-one basis and the dividend rates were adjusted to one-third of the previous rate. Because these series were previously convertible on a three-to-one basis, this transaction had no effect on the fully diluted capital structure of the Company.

Stock Options

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

The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the years ended December 31, 2005 and 2006, 187,500 and 363,373, respectively, shares of common stock subject to repurchase became vested. At December 31, 2005, the Company had recorded a liability of approximately $124,000 relating to 734,194 unvested shares of common stock subject to repurchase. At December 31, 2006, this liability was approximately $208,000 relating to 918,022 unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.

The Company’s Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006, and the Company’s stockholders approved the plan in June 2006. The 2006 Plan provides for the grant of incentive

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock options to employees and subsidiary corporations’ employees, and for the grant of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares to the Company’s employees, directors and consultants and subsidiary corporations’ employees and consultants. The Company’s stockholders authorized 2,255,296 shares of common stock available for future issuance under the 2006 Plan. At the time of the IPO, the number of shares reserved for issuance under this plan was increased by 8,485,579 shares from the 1999 Plan.

In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each year, beginning with 2007, equal to the lesser of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the preceding year; and

•	30,000,000 shares.

At December 31, 2006, a total of 1,052,708 shares of common stock were available for grant under the Company’s stock option plans.

The Company’s Board of Directors adopted the 2006 Employee Stock Purchase Plan in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods. At the end of each six-month offering period, qualified employees are entitled to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock at the exercise date, which is the first trading date on or after February 15 and August 15 of each year. At December 31, 2006, 500,000 shares of common stock were reserved for issuance under this plan of which none were issued at December 31, 2006. In addition, the Company’s 2006 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2007, equal to the lesser of:

•	1% of the outstanding shares of the Company’s common stock on the first day of the year;

•	12,000,000 shares; and

•	such other amount as may be determined by the Company’s Board of Directors or a committee thereof.

In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The weighted-average expected option term for options granted during the year ended December 31, 2006 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the year ended December 31, 2006 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.

During the year ended December 31, 2006, the Company granted stock option awards to purchase 3,621,286 shares of common stock at a weighted-average exercise price of $10.09 and a weighted-average grant-date fair value of $6.51. During the year ended December 31, 2006, the Company recorded compensation expense totaling $1,948,000 related to these stock option awards. During the year ended December 31, 2006, options to purchase 63,701 shares of common stock granted under the provisions of SFAS No. 123R were forfeited at a weighted-average grant-date fair value of $5.49. At December 31, 2006, there was $18,762,000 of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.7 years.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of stock option awards granted during the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

Expected volatility	62%-64%
Expected term (in years)	5.8-7.0
Risk-free interest rate	4.5%-5.1%
Expected dividends	—

The following table summarizes stock option activity under the Company’s stock option plans for the year ended December 31, 2006:

			Weighted-Average
	Number of Shares	Weighted-Average	Remaining	Aggregate
	Subject to	Exercise Price Per	Contractual Term	Intrinsic
	Outstanding Options	Share	(in Years)	Value(2)
				(in thousands)

Outstanding at January 1, 2006	6,728,518	$0.91
Granted	3,621,286	10.09
Exercised	(1,529,203)	0.18
Canceled	(191,806)	4.17

Outstanding at December 31, 2006	8,628,795	4.82	7.6	$79,871

Vested and expected to vest at December 31, 2006(1)	3,161,303	10.05	9.6	$12,725

Exercisable at December 31, 2006	2,569,899	0.88	7.6	$33,930

(1)	Includes only options granted beginning January 1, 2006 that are subject to the provisions of SFAS No. 123R.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at December 31, 2006.

During the year ended December 31, 2006, the aggregate intrinsic value of stock option awards exercised, which is measured as the difference between the exercise price and the closing market price of the Company’s common stock at the date of exercise, was $10,428,000. Options granted after the adoption of SFAS No. 123R with a total fair value of approximately $843,000 completed vesting during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company also recorded stock-based compensation expense of $224,000 due to the modification and acceleration of the vesting of an employee’s stock options, initially granted prior to the adoption of SFAS No. 123R, upon termination of employment.

In February 2006, the Company issued 250 shares of common stock to a consultant for services rendered. In connection with this issuance, the Company recorded $2,000 of stock-based compensation expense.

In 2002, the Company granted a non-employee consultant vested options to purchase a total of 133,333 shares of common stock that were not under the 1999 Plan. The exercise price of these options was $0.04. At December 31, 2005 and 2006, the entire 133,333 options to purchase common stock were outstanding and exercisable.

Deferred Stock-based Compensation

Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. Because there was no public market for the Company’s common stock, the Company’s Board of Directors determined the fair value of the common stock based upon several factors, including, but not limited to, an independent valuation performed by Duff & Phelps, LLC, at December 31, 2005, the Company’s operating and

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

financial performance, private sales of the Company’s convertible preferred stock between third parties and issuances of convertible preferred stock. In 2005, the Company recorded deferred stock-based compensation of $3,801,000 relating to options to purchase 2,238,673 shares of common stock granted with an exercise price less than the deemed fair value of the common stock, which is being amortized on a straight-line basis over the vesting period of the employee stock options, which is generally four years. The Company recorded stock-based compensation expense related to these stock options of $510,000 and $984,000 for the years ended December 31, 2005 and 2006, respectively.

The Company reversed deferred stock-based compensation related to the cancellation of unvested options for terminated employees in the amount of $21,000 and $114,000 for the years ended December 31, 2005 and 2006, respectively.

Total stock-based compensation expense has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2004	2005	2006

Cost of subscription revenues	$—	$41	$203
Cost of professional services and other revenues	—	6	54
Sales and marketing	—	156	993
Research and development	—	243	563
General and administrative	—	64	1,345

	$—	$510	$3,158

Warrants

The Company has reserved the following shares of common stock for issuance upon the exercise of warrants that were outstanding at December 31, 2006:

Number of Warrants	Exercise Price	Expiration Date

245,495	$0.40	2/26/2012
42,000	$0.11	6/26/2008

287,495

During 2000, the Company issued notes payable in principal amount totaling $1,875,000. The notes had an interest rate of 9.5% per annum and were due in 2001. During 2000, the outside party forgave $375,000 of the outstanding balance of the notes. During 2002, the Company entered into a settlement agreement that required the Company to issue warrants to purchase 245,495 shares of the Company’s common stock. The warrants became exercisable on March 31, 2004. The noteholder also agreed to forgive $1,050,000 of the then-outstanding principal balance and $141,289 of accrued interest, contingent on repayment of the balance of the notes in annual installments of $150,000 through 2004. A deferred gain of $1,191,000 was recorded at the time of settlement. The full amount of the deferred gain was recognized upon final payment and full satisfaction of the terms of the settlement agreement in March 2004.

The outstanding balance of the notes was reduced by the value of the warrants of $14,730. The fair value of the warrants was calculated using the Black-Scholes-Merton valuation method with the following assumptions: risk-free interest rate of 5.02%; expected volatility of 0.7%; no dividend yield; and an expected life of the warrants of ten years.

The warrants noted in the above table to purchase 42,000 shares of common stock were fully vested and exercisable at the date of grant of April 10, 2000.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

In November 2004, the Company authorized and issued warrants for the purchase of 504,054 shares of Series B-2 convertible preferred stock at $1.91448 per share. The warrants had an estimated fair value of approximately $1,800,000 at the time they were issued, as determined by Duff & Phelps, LLC, a third-party valuation firm, using a market-based valuation approach. The warrants were issued in connection with a co-marketing and reseller agreement entered into by the Company (see Note 3). Additionally, pursuant to the provisions of EITF Issue No. 96-18, the value of the warrants was to be remeasured based upon changes in the underlying value of the convertible preferred stock as the warrants vested in accordance with the terms of the co-marketing and reseller agreement. In the fourth quarter of 2005, warrants to purchase 166,708 shares of Series B-2 convertible preferred stock were cancelled due to the reseller’s failure to meet the required vesting terms pursuant to the reseller agreement. Upon this cancellation, the Company reversed the previously recorded amortization expense relating to the cancelled warrants and decreased the carrying value of the warrants by $577,000. At December 31, 2005, warrants to purchase 337,346 shares related to the co-marketing and reseller agreement remained outstanding and had an estimated fair value of $1,160,000, as determined by Duff & Phelps, LLC. On March 29, 2006, the Company amended the warrant agreement, which reduced the total number of shares of Series B-2 convertible preferred stock the holder is entitled to purchase under the warrant to 202,407, with immediate vesting of all shares subject to the warrant. In June 2006, the third party exercised all of its warrants under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 142,791 shares of Series B-2 convertible preferred stock.

In April 2004, the Company repurchased all then-outstanding Series A-3 convertible preferred stock warrants for $12,033.

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance at December 31, 2006 as follows:

Stock options outstanding	8,762,128
Stock options available for future grants	1,052,708
Warrants to purchase common stock	287,495
Warrants to purchase convertible preferred stock	—
Convertible preferred stock	—

10,102,331

8.	Commitments and Contingencies

Litigation Settlement

On February 28, 2006, the Company signed a settlement and patent license agreement under which it licensed all issued patents and pending patent applications owned or controlled by NetRatings, Inc. (“NetRatings”), and NetRatings agreed to release all claims covered by a patent infringement lawsuit that it brought against the Company in May 2005. In return, the Company agreed to make periodic payments to NetRatings totaling $10,000,000 (“Committed Payments”) over the period from the signing date of the agreement through December 2007. In accordance with the agreement, the Company was also required to make an additional $4,000,000 payment (“Contingent Payment”) to NetRatings upon the completion of its initial public offering in July 2006. In the event that the Company acquires certain specified companies, the Company may be required to make additional license payments based on the Web analytics revenues of the acquired company (see Note 10). At December 31, 2006, the amount outstanding related to this settlement and patent license agreement, discounted to its net present value, was $3,831,000.

Although the agreement was signed after the December 31, 2005 consolidated balance sheet date, the issues surrounding the licensed patents occurred prior to that balance sheet date; accordingly, the Company recorded the settlement as a liability at December 31, 2005. Furthermore, based on its assessment at the time of the probable nature of the contingencies surrounding payment of the Contingent Payments, the Company accrued the entire $14,000,000

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

settlement amount, discounted to its net present value using a rate of 7.5%, at December 31, 2005. Based on a valuation study performed by Duff & Phelps, LLC, an independent valuation firm, the Company recorded expense of $4,514,000 during the fourth quarter of 2005. The remaining $8,800,000 represents the estimated future benefit the Company expects to obtain from the licenses granted under the agreement. The Company recorded this amount in intangible assets, net, on the accompanying consolidated balance sheets and is amortizing it ratably to cost of subscription revenues through 2012, which represents the remaining lives of the primary patents.

Leases

The Company leases certain equipment under capital leases. These capital leases generally contain a $1.00 buyout option at the end of the initial lease terms, which range between 36 and 60 months, maturing at various dates in 2007 and 2008. The carrying value of property and equipment capitalized under capital lease obligations at December 31, 2005 and 2006 was $293,000, less $166,000 and $219,000, respectively, in accumulated amortization. Amortization expense is computed using the straight-line method over the shorter of the estimated useful life or term of each lease and is allocated between cost of revenues, research and development, sales and marketing and general and administrative expense in the consolidated statements of operations. Accumulated amortization is included in property and equipment, net, on the consolidated balance sheets.

The future minimum lease payments under noncancellable capital and operating leases at December 31, 2006 were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2007	$64	$1,794
2008	26	1,695
2009	—	1,698
2010	—	1,747
2011	—	443
Thereafter	—	—

Total minimum lease payments	90	$7,377

Less: imputed interest	(13)

Present value of minimum lease payments	77
Less: current portion	(53)

Capital lease obligations, less current portion	$24

Rent expense for the years ended December 31, 2004, 2005 and 2006 was $414,000, $1,102,000 and $1,742,000, respectively.

Operating lease payments primarily relate to the Company’s principal offices in Orem, Utah. The Company entered into the initial lease associated with this property in May 2003. From May 2003 through December 31, 2006, the Company entered into various amendments to this initial lease, each of which increased the total leased square footage. The initial lease and all subsequent amendments provide for annual rental rate escalations and terminate in March 2011. The Company has also entered into operating leases for office space in various international locations.

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other Legal Matters

The Company is and may become involved in various other legal proceedings arising from the normal course of its business activities. Management does not believe the ultimate disposition of these matters to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

9.	Retirement Plan

The Company offers a 401(k) plan to its employees. The Company matches 50% of each employee’s contributions up to a maximum of 3% of the employee’s base salary, bonuses and commissions. The Company made matching contributions of $91,000, $274,000 and $460,000 during the years ended December 31, 2004, 2005 and 2006, respectively.

10.	Subsequent Events

Acquisition of Instadia A/S

On January 18, 2007, the Company acquired all of the outstanding voting stock of Instadia, a Copenhagen, Denmark-based, on-demand enterprise Web analytics provider. The Company purchased Instadia to acquire its existing customer base, key personnel and technology. The aggregate purchase price was approximately $16,500,000 to $18,000,000, which included cash, restructuring charges and acquisition costs. In addition, in February 2007, the Company elected to make an additional license payment to NetRatings of $319,000 related to the Instadia acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The acquisition will be accounted for under the purchase method of accounting.

Because the cash consideration associated with the acquisition was denominated in Danish krone, in December 2006, the Company entered into a foreign currency forward exchange contract with a financial institution, to protect against currency exchange rate risk associated with this transaction. Upon the settlement of this foreign currency forward exchange contract, in January 2007, the Company recognized a realized loss of $337,000, of which $94,000 was recognized as an unrealized loss in the year ended December 31, 2006.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Acquisition of Touch Clarity Limited

On March 1, 2007, the Company acquired all of the outstanding voting stock of Touch Clarity Limited (“Touch Clarity”), a London, England-based, on-demand provider of automated online behavioral targeting and optimization solutions. The Company purchased Touch Clarity to acquire key personnel and technology. The acquisition will be accounted for under the purchase method of accounting.

The aggregate purchase price was approximately $65,000,000 to $70,000,000, which included initial consideration of $16,000,000 cash paid upon closing of the acquisition, the fair value of assumed options and acquisition costs. The aggregate purchase price also included additional consideration of $33,579,000, which is to be paid no later than November 30, 2007 in the Company’s common stock, cash, or a combination of stock and cash, at the Company’s discretion. The Company may also be required to pay up to an additional $3,000,000 in consideration during the first quarter of 2008, contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.

In addition, the Company expects to make an additional license payment to NetRatings of approximately $453,000 related to the Touch Clarity acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.

Equipment Master Lease Agreements

During the first quarter of 2007, The Company entered into two master lease agreements with third-party financing sources. The Company generally expects to record equipment acquired under the leases as operating leases, in accordance with SFAS No. 13, Accounting for Leases.  The rental payments and rental terms associated with individual acquisitions under the leases may vary, depending on the nature of the equipment acquired. As a condition of one of these lease agreements, the Company must not allow its cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum of $10.0 million in cash shall constitute an event of default as defined in the lease agreement. As a condition of one of these lease agreements, the Company must not allow its cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum balance of $10.0 million in cash shall constitute an event of default as defined in the lease agreement.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

11.	Quarterly Results of Operations (Unaudited)

Selected summarized quarterly financial information for fiscal 2005 and 2006 is as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,		Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005		2006	2006	2006	2006
	(in thousands, except per share data)

Total revenues	$8,040	$9,503	$11,514	$13,747		$16,436	$18,824	$21,028	$23,461
Gross profit	4,321	5,392	6,528	6,104	(1)	9,658	11,263	12,529	14,473
Net loss	(2,706)	(3,714)	(3,820)	(7,201	)(1)	(3,406)	(2,283)	(1,273)	(763)
Net loss per share, basic and diluted	$(0.20)	$(0.27)	$(0.28)	$(0.52	)(1)	$(0.24)	$(0.16)	$(0.03)	$(0.02)
Weighted-average number of shares, basic and diluted	13,377	13,712	13,797	13,892		13,968	14,168	45,850 (2)	47,340

(1)	The Company recognized $4,514,000 in the fourth quarter of 2005 resulting from the settlement and patent license agreement with NetRatings, of which $2,604,000 was included in litigation settlement and $1,910,000 was included in cost of subscription revenues in the accompanying consolidated statements of operations.

(2)	The weighted-average number of shares increased in the third quarter of 2006, primarily due to the Company’s IPO in July 2006, in which the Company issued 10,305,000 shares of common stock. In addition, upon the initial closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 21,816,387 shares of common stock.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1		Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative	8-K	000-52076	2.1	February 20, 2007
3.1		Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2		Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006
4.1		Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006
4.2		Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.1	June 9, 2006
4.3		Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.1	May 24, 2006
4.4		Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited	8-K	000-52076	2.1	February 20, 2007
10.1		Form of Indemnification Agreement entered into by and between the Registrant and its Directors and Officers	S-1	333-132987	4.1	May 24, 2006
10	.2A*	1999 Equity Incentive Plan of the Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006
10	.2B*	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006
10	.2C*	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006
10	.3A*	2006 Equity Incentive Plan of the Registrant					X
10	.3B*	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan					X

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10	.4A*	2006 Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006
10	.4B*	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006
10.5		Amended and Restated Employment Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006
10.6		Amended and Restated Employment Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.6	June 22, 2006
10.7		Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006
10	.8A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006
10	.8B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8B	April 4, 2006
10	.8C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8C	April 4, 2006
10	.8D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006
10	.8E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10	.8F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8F	April 4, 2006
10	.9**	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant	S-1	333-132987	10.9	April 4, 2006
10.10		NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002	S-1	333-132987	10.10	April 4, 2006
10	.11*	Change of Control Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006
10	.12*	Change of Control Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.13	June 22, 2006
10	.13*	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington	S-1	333-132987	10.14	June 22, 2006
10	.14*	Change of Control Agreement between the Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006
10.15		Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007
10.16		The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007
10.17		Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007
10.18		Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007
10.19		Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007
21.1		List of Subsidiaries of the Registrant					X
23.1		Consent of Ernst & Young LLP, Independent Registered Accounting Firm					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or named executive officer of the Registrant participates.

**	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.