Form 10-K/A
period 2006-12-31
Omniture, Inc.
filed 2007-03-28
CIK 1357525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-52076
OMNITURE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0619936 (I.R.S. Employer Identification Number)
550 East Timpanogos Circle
Orem, Utah 84097
(Address of principal executive offices, including zip code)
801.722.7000
(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)
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
DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 23, 2007 (the “Original Filing”), is to refile the Consent of Ernst & Young LLP, Independent Registered Accounting Firm, as Exhibit 23.1, solely to correct a certain typographical error in the Original Filing.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(c) Exhibits.
INDEX TO EXHIBITS

			Incorporated by Reference
				Exhibit		Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
2.1	Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative.	8-K	000-52076	2.1	February 20, 2007

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.1	June 9, 2006

4.3	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.1	May 24, 2006

4.4	Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited.	8-K	000-52076	2.1	February 20, 2007

10.1	Form of Indemnification Agreement entered into by and between the Registrant and its Directors and Officers	S-1	333-132987	4.1	May 24, 2006

10.2A*	1999 Equity Incentive Plan of the Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B*	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C*	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3A*	2006 Equity Incentive Plan of the Registrant	10-K	000-52076	10.3A	March 23, 2007

10.3B*	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007

10.4A*	2006 Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B*	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

			Incorporated by Reference
				Exhibit		Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.5	Amended and Restated Employment Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006

10.6	Amended and Restated Employment Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.6	June 22, 2006

10.7	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.8A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.8B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8B	April 4, 2006

10.8C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8C	April 4, 2006

10.8D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006

10.8E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006

10.8F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8F	April 4, 2006

10.9**	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant	S-1	333-132987	10.9	April 4, 2006

10.10	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002	S-1	333-132987	10.10	April 4, 2006

10.11*	Change of Control Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

10.12*	Change of Control Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.13	June 22, 2006

10.13*	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington	S-1	333-132987	10.14	June 22, 2006

			Incorporated by Reference
				Exhibit		Filed
Exhibit No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.14*	Change of Control Agreement between the Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006

10.15	Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007

10.16	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.17	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.18	Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.19	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

21.1	List of Subsidiaries of the Registrant	10-K	000-52076	21.1	March 23, 2007

23.1	Consent of Ernst & Young LLP, Independent Registered Accounting Firm					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or named executive officer of the Registrant participates.

**	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omniture, Inc. (Registrant)
Date: March 27, 2007	By:	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/ Joshua G. James	President and Chief Executive Officer and Director

Joshua G. James	(Principal Executive Officer)	March 27, 2007

/s/ Michael S. Herring	Chief Financial Officer and Executive Vice President

Michael S. Herring	(Principal Financial and Accounting Officer)	March 27, 2007

/s/ D. Fraser Bullock

D. Fraser Bullock	Director	March 27, 2007

/s/ Gregory S. Butterfield

Gregory S. Butterfield	Director	March 27, 2007

/s/ Dana L. Evan

Dana L. Evan	Director	March 27, 2007

/s/ Mark P. Gorenberg

Mark P. Gorenberg	Director	March 27, 2007

/s/ Rory T. O’Driscoll

Rory T. O’Driscoll	Director	March 27, 2007

/s/ John R. Pestana

John R. Pestana	Director	March 27, 2007