Form 10-Q
period 2007-03-31
Omniture, Inc.
filed 2007-05-15
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
There were 49,153,016 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on May 11, 2007.

OMNITURE, INC.
Form 10-Q for the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	March 31,
	2006	2007
		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$68,287	$27,816
Short-term investments	—	12,000
Accounts receivable, net of allowances of $2,039 and $2,875 at December 31, 2006 and March 31, 2007, respectively	24,126	33,081
Prepaid expenses and other current assets	1,571	2,181

Total current assets	93,984	75,078

Property and equipment, net	31,128	31,875
Intangible assets, net	9,796	36,804
Goodwill	—	48,039
Other assets	302	593

Total assets	$135,210	$192,389

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,586	$6,468
Accrued liabilities	11,435	16,293
Current portion of deferred revenues	21,885	29,023
Current portion of notes payable	5,997	5,313
Current portion of capital lease obligations	53	472
Deferred consideration related to business acquisition	—	33,579

Total current liabilities	41,956	91,148
Deferred revenues, less current portion	2,170	2,516
Notes payable, less current portion	4,117	3,362
Capital lease obligations, less current portion	24	351
Other liabilities	518	1,204
Commitments and contingencies
Stockholders’ equity:
Common stock	47	48
Additional paid-in capital	127,380	137,067
Deferred stock-based compensation	(2,172)	(1,910)
Accumulated other comprehensive income	9	(112)
Accumulated deficit	(38,839)	(41,285)

Total stockholders’ equity	86,425	93,808

Total liabilities and stockholders’ equity	$135,210	$192,389

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended March 31,
	2006	2007
Revenues:
Subscription	$15,540	$27,320
Professional services and other	896	1,833

Total revenues	16,436	29,153

Cost of revenues:
Subscription	6,107	9,460
Professional services and other	671	1,278

Total cost of revenues	6,778	10,738

Gross profit	9,658	18,415

Operating expenses:
Sales and marketing	8,181	13,324
Research and development	1,972	3,143
General and administrative	2,850	4,386

Total operating expenses	13,003	20,853

Loss from operations	(3,345)	(2,438)
Interest income	198	636
Interest expense	(202)	(257)
Other expense	(30)	(353)

Loss before provision for income taxes	(3,379)	(2,412)
Provision for income taxes	27	34

Net loss	$(3,406)	$(2,446)

Net loss per share, basic and diluted	$(0.24)	$(0.05)
Weighted-average number of shares, basic and diluted	13,968	47,753
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(3,406)	$(2,446)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,761	4,180
Stock-based compensation	528	1,885
Loss on foreign currency forward contract	—	243
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,654)	(7,326)
Prepaid expenses and other assets	(1,459)	13
Accounts payable	1,293	3,487
Accrued and other liabilities	(355)	(1,497)
Deferred revenues	1,719	4,386

Net cash (used in) provided by operating activities	(2,573)	2,925
Cash flows from investing activities:
Purchases of short-term investments	—	(12,000)
Purchases of property and equipment	(5,263)	(2,302)
Purchases of intangible assets	—	(1,628)
Payment related to foreign currency forward contract	—	(337)
Business acquisitions, net of cash acquired	—	(26,264)

Net cash used in investing activities	(5,263)	(42,531)
Cash flows from financing activities:
Proceeds from exercise of stock options	9	659
Proceeds from employee stock purchase plan	—	99
Proceeds from issuance of notes payable	5,100	—
Principal payments on notes payable and capital lease obligations	(919)	(1,623)

Net cash provided by (used in) financing activities	4,190	(865)

Net decrease in cash and cash equivalents	(3,646)	(40,471)
Cash and cash equivalents at beginning of period	22,196	68,287

Cash and cash equivalents at end of period	$18,550	$27,816

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
          The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or any other period.
     Principles of Consolidation
          The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
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
     Short-term Investments
          Short-term investments in debt securities are classified as available-for-sale and are recorded at fair market value as determined by quotations from national exchanges. Realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses, which were immaterial at March 31, 2007, are recorded to other comprehensive income (loss), a component of stockholders’ equity. Interest on securities classified as available-for-sale is included as a component of interest income.
     Comprehensive Loss
          Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) consists of changes in stockholders’ equity that are not the result of transactions with stockholders. The Company’s only element of other comprehensive income (loss) at March 31, 2007 is attributable to foreign currency translation adjustments. Other comprehensive income (loss) for all periods presented was immaterial.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Foreign Currency
          The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Hong Kong dollar, Japanese yen and Swedish krona.
          The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into United States dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses), which were not material at December 31, 2006 or March 31, 2007, are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency gains (losses) are included in other income (expense) in the accompanying condensed consolidated statements of operations.
     Long-lived Assets, Including Goodwill
          Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or the Company’s overall business strategy and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, it determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The Company recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.
          The Company recorded goodwill in conjunction with its acquisitions of Instadia A/S (“Instadia”) and Touch Clarity Limited (“Touch Clarity”) (see Note 2). It will review goodwill for impairment, at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
2. Acquisitions
     Instadia A/S
          On January 18, 2007, the Company acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand web analytics services based in Copenhagen, Denmark. The Company purchased Instadia to acquire its existing customer base, key personnel and technology. The preliminary aggregate purchase price was approximately $14,414,000, which included the payment of cash, restructuring charges and acquisition-related costs. The results of operations of Instadia are included in the Company’s results of operations beginning immediately after the acquisition date.
          The restructuring charges recorded in conjunction with the acquisition totaled $2,445,000 and related to severance payments and severance-related benefits associated with the termination of nine former Instadia employees, primarily in the research and development and administrative functions, and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Of the $2,445,000 in total restructuring charges, approximately $100,000 had been paid at March 31, 2007.
          In February 2007, the Company elected to make an additional license payment to NetRatings of $319,000 related to the Instadia acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. This additional license payment is included in the aggregate initial purchase price of Instadia.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following table summarizes the preliminary allocation of the purchase price for Instadia and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,033
Property and equipment	193
Other assets	73
Acquired intangibles:
Existing technology (four-year estimated useful life)	600
Customer contracts and related relationships (seven-year estimated useful life)	4,400
Non-compete agreements (two-year estimated useful life)	600
Patent license (five-year estimated useful life)	148
Goodwill	10,508

Total assets acquired	18,555
Current liabilities	3,378
Long-term liabilities	763

Total liabilities assumed	4,141

Net assets acquired	$14,414

          The determination of the final purchase price is subject to potential adjustments. The purchase price allocation could differ from that reflected above after final asset valuation reports are prepared and a detailed review of all assets and liabilities, including income taxes, has been completed. Pre-acquisition contingencies, which are not material, are included in the value of liabilities assumed at January 18, 2007 and any change from the recorded amounts is expected to be immaterial. The final purchase price allocation is expected to be completed by June 30, 2007. The Company does not expect any changes to the purchase price allocation to materially increase or decrease depreciation and amortization expense, but they may have a material effect on the amount of recorded goodwill.
          Because the cash consideration associated with the acquisition was denominated in Danish krone, in December 2006, the Company entered into a foreign currency forward exchange contract with a financial institution to protect against currency exchange rate risk associated with this transaction. Upon the settlement of this foreign currency forward exchange contract, in January 2007, the Company recognized a realized loss of $337,000, of which $94,000 was recognized as an unrealized loss in the year ended December 31, 2006 and the remaining $243,000 was recognized during the three months ended March 31, 2007.
     Touch Clarity Limited
          On March 1, 2007, the Company acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise, on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The Company purchased Touch Clarity to acquire key personnel and technology. The results of operations of Touch Clarity are included in the Company’s results of operations beginning immediately after the acquisition date.
          The preliminary aggregate purchase price was approximately $58,979,000, which consisted of (1) initial cash consideration of $16,000,000 paid upon the closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) additional deferred consideration of $33,579,000, which is to be paid no later than November 30, 2007 in the Company’s common stock, cash, or a combination of stock and cash, at the Company’s discretion, and (5) a license payment to NetRatings of approximately $453,000 made in April 2007 related to the Touch Clarity acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. If the Company elects to issue common stock for all or a portion of the deferred consideration, the number of the Company’s shares to be issued will be determined based on a 5% discount to the Company’s share price at or about the time of issuance (based on a 5-day trailing average closing price). If the Company completes a public offering of its common stock prior to the payment in full of the additional consideration amount of $33,579,000, $8,200,000 of such amount must be paid in cash within ten days of the completion of the offering. The Company may also be required to pay up to an additional $3,000,000 in consideration during the first quarter of 2008, contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          Upon closing of the acquisition, the Company cancelled all existing outstanding Touch Clarity stock options and issued replacement options to purchase the Company’s common stock (the “Replacement Options”), with effectively the

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
same intrinsic value at the acquisition date as the cancelled options. The $7,297,000 fair value of the Replacement Options included in the purchase price represents the value of that portion of the Replacement Options already earned by the recipients at the acquisition date, as measured by the requisite period over which each option vests.
          The following table summarizes the preliminary allocation of the purchase price for Touch Clarity and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,356
Property and equipment	1,374
Other assets	127
Acquired intangibles:
Existing technology (seven-year estimated useful life)	14,300
Customer contracts and related relationships (eight-year estimated useful life)	3,700
Core technology (six-year estimated useful life)	3,300
Patent license (five-year estimated useful life)	166
Goodwill	37,531

Total assets acquired	62,854
Current liabilities	3,680
Long-term liabilities	195

Total liabilities assumed	3,875

Net assets acquired	$58,979

          The determination of the final purchase price is subject to potential adjustments. The purchase price allocation could differ from that reflected above after final asset valuation reports are prepared and a detailed review of all assets and liabilities, including income taxes, has been completed. Pre-acquisition contingencies, which are not material, are included in the value of liabilities assumed at March 1, 2007 and any change from the recorded amounts is expected to be immaterial. The final purchase price allocation is expected to be completed by June 30, 2007. The Company does not expect any changes to the purchase price allocation to materially increase or decrease depreciation and amortization expense, but they may have a material effect on the amount of recorded goodwill.
          The following unaudited pro forma information presents the consolidated results of operations of the Company and Touch Clarity as if the acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Three Months
	Ended March 31,
	2006	2007
Revenues	$17,083	$29,681
Loss from operations	(5,368)	(4,577)
Net loss	(5,612)	(4,732)
Net loss per share, basic and diluted	$(0.40)	$(0.10)

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
3. Stock-based Compensation
     Equity Incentive Plans
          In connection with the closing of the acquisition of Touch Clarity, the Company assumed the Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002 (the “Touch Clarity UK Plan”) and the Touch Clarity Limited 2006 U.S. Plan (the “Touch Clarity U.S. Plan”). Holders of outstanding stock options to purchase Touch Clarity common stock received Replacement Options to purchase a total of 746,233 shares of Omniture common stock. The Replacement Options will continue to be subject to the terms and conditions applicable to the Touch Clarity options in existence immediately prior to the closing of the acquisition, except that the number of shares subject to options and relative exercise prices were adjusted pursuant to the option exchange ratio provided for in the purchase agreement. These options typically vest in equal monthly installments over a one to four year period from the date of grant of the original option and expire ten years from the original grant date. The Company will not grant additional stock options under these substituted plans.
          In August 1999, the Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”). The 1999 Plan allows grants of incentive and nonqualified options. Grants of incentive options must be at a price that is not less than the fair market value of the underlying common stock on the date of grant. The option prices are determined by the Company’s Board of Directors. Generally, the options expire ten years from the date of grant and vest over a four-year period.
          The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the three months ended March 31, 2007, 128,897 shares of common stock subject to repurchase became vested. At March 31, 2007, the Company had recorded a liability of approximately $197,000 relating to 834,872 unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.
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
          During the three months ended March 31, 2007, the Company increased the number of authorized shares of common stock available for issuance under the 2006 Plan by 2,415,196 pursuant to the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan. At March 31, 2007, a total of 1,310,668 shares of common stock were available for grant under the Company’s stock option plans.
          The Company’s Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods. At the end of each six-month offering period, qualified employees are entitled to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock at the exercise date, which is the first trading date on or after February 15 and August 15 of each year. During the three months ended March 31, 2007, the Company increased the number of authorized shares of common stock available for issuance under the 2006 ESPP by 483,039 resulting in a total of 976,019 shares of common shares reserved for future issuance under this plan. Such increase was made pursuant to the provisions of the 2006 ESPP with respect to annual increases of the number of shares of common stock available for issuance under the 2006 ESPP.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Valuation of Stock Options
          In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The weighted-average expected option term for options granted during the three months ended March 31, 2006 and 2007 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the three months ended March 31, 2006 and 2007 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporated historical volatility of similar entities whose share prices were publicly available. The Company used the historical stock volatilities of similar entities due to the lack of sufficient historical data of the Company’s stock price as a result of its recent initial public offering in July 2006. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.
          During the three months ended March 31, 2006 and 2007, the Company recorded compensation expense totaling $52,000 and $1,644,000, respectively, related to these stock option awards. At March 31, 2007, there was $42,476,000 of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.6 years.
          The fair value of stock option awards granted during the three months ended March 31, 2006 and 2007 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Three Months
	Ended March 31,
	2006	2007
Expected volatility	64%	60%
Expected term (in years)	6.3-6.7	4.0-6.1
Risk-free interest rate	4.6%-4.8%	4.5%-4.8%
Expected dividends	—	—
     Stock Option Activity
          The following table summarizes stock option activity under the Company’s stock option plans for the three months ended March 31, 2007:

			Weighted-
	Number of		Average
	Shares	Weighted-	Remaining
	Subject to	Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term	Intrinsic
	Options	Per Share	(in Years)	Value(2)
				(in thousands)
Outstanding at January 1, 2007	8,628,795	$4.82
Granted	2,228,072	17.64
Substituted in connection with the acquisition of Touch Clarity	746,233	0.79
Exercised	(726,715)	0.91
Canceled	(78,286)	7.04

Outstanding at March 31, 2007	10,798,099	7.43	8.2	$116,547

Vested and expected to vest at March 31, 2007 (1)	5,865,921	11.68	9.5	$38,403

Exercisable at March 31, 2007	2,506,109	1.09	5.0	$42,964

(1)	Includes only options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at March 31, 2007.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          Additional information related to stock option activity during the three months ended March 31, 2006 and 2007 is as follows:

	Three Months
	Ended March 31,
	2006	2007
Weighted-average, grant-date fair value of stock options granted	$5.10	$10.97	(1)
Weighted-average exercise price of stock options granted	$6.60	$17.64	(1)
Aggregate intrinsic value of stock options exercised (in thousands) (2)	$607	$10,698
Fair value of stock options vested (in thousands) (3)	$—	$625
Weighted-average, grant-date fair value of stock options forfeited (3)	$5.14	$10.63
Number of stock options forfeited (3)	2,500	55,767

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.
(2)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the closing market price of the Company’s common stock at the date of exercise.

(3)	Includes only options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.
     Deferred Stock-based Compensation
          Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. Because there was no public market for the Company’s common stock, the Company’s Board of Directors determined the fair value of the common stock based upon several factors including, but not limited to, the Company’s operating and financial performance, private sales of the Company’s convertible preferred stock between third parties and issuances of convertible preferred stock. In 2005, the Company recorded deferred stock-based compensation of $3,801,000 relating to options to purchase 2,238,673 shares of common stock granted with an exercise price less than the deemed fair value of the common stock, which is being amortized on a straight-line basis over the vesting period of the employee stock options, which is generally four years. The Company recorded stock-based compensation expense related to these stock options of $250,000 and $241,000 for the three months ended March 31, 2006 and 2007, respectively.
          The Company reversed deferred stock-based compensation related to the cancellation of unvested options for terminated employees in the amounts of $37,000 and $21,000 for the three months ended March 31, 2006 and 2007, respectively. At March 31, 2007, $1,910,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
     Stock-based Compensation Expense
          Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months
	Ended March 31,
	2006	2007
Cost of subscription revenues	$17	$293
Cost of professional services and other revenues	4	104
Sales and marketing	94	675
Research and development	97	383
General and administrative	316	430

Total stock-based compensation	$528	$1,885

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Warrants
          In January 2007, a third party exercised in full a warrant to purchase 42,000 shares of common stock under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 41,671 shares of common stock.
4. Concentrations of Credit Risk and Significant Customers
          No customer accounted for 5% or greater of accounts receivable at December 31, 2006. One customer accounted for 8% of accounts receivable at March 31, 2007.
          America Online and certain of its affiliated entities accounted for 12% of total revenues for the three months ended March 31, 2006. No other customer accounted for more than 10% of total revenues during this period. No customer accounted for 10% or greater of total revenues for the three months ended March 31, 2007.
          At December 31, 2006 and March 31, 2007, tangible assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues for the three months ended March 31, 2006 and 2007. Subscription revenues accounted for 95% and 94% of total revenues for the three months ended March 31, 2006 and 2007, respectively.
          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months
	Ended March 31,
	2006	2007
Revenues from customers within the United States	$14,086	$22,548
Revenues from customers outside the United States	2,350	6,605

Total revenues	$16,436	$29,153

Revenues from customers outside the United States as a percentage of total revenues	14%	23%
5. Net Loss Per Share
          The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months
	Ended March 31,
	2006	2007
Numerator:
Net loss	$(3,406)	$(2,446)

Denominator:
Weighted-average common shares outstanding	14,661	48,624
Weighted-average common shares outstanding subject to repurchase	(693)	(871)

Denominator for net loss per share, basic and diluted	13,968	47,753

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months
	Ended March 31,
	2006	2007
Common shares outstanding subject to repurchase	677	858
Employee stock options	5,968	5,567
Warrants	519	241
Convertible preferred stock	21,674	—
6. Balance Sheet Accounts
     Intangible Assets
          Intangible assets consisted of the following (in thousands):

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patent licenses	$10,199	$(1,356)	$8,843
Customer contracts and related relationships	—	—	—
Non-compete agreements	—	—	—
Purchased technology	—	—	—
Other	1,777	(824)	953

	$11,976	$(2,180)	$9,796

	March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Patent licenses	$11,213	$(1,737)	$9,476
Customer contracts and related relationships	8,100	(147)	7,953
Non-compete agreements	600	(52)	548
Purchased technology	18,200	(242)	17,958
Other	1,777	(908)	869

	$39,890	$(3,086)	$36,804

          The Company is amortizing its intangible assets on a straight-line basis over a period of two to eight years. The weighted-average remaining amortization period of total intangible assets was 5.7 years and 6.4 years at December 31, 2006 and March 31, 2007, respectively. Amortization expense related to intangible assets was $398,000 and $906,000 during the three months ended March 31, 2006 and 2007, respectively. At March 31, 2007, the Company expects to recognize future amortization expense on intangible assets as follows (in thousands):

Remaining nine months in 2007	$4,568
2008	6,083
2009	5,779
2010	5,460
2011	5,307
Thereafter	9,607

$36,804

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Accrued Liabilities
          Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2006	2007
Patent license and settlement costs	$3,831	$2,900
Accrued bonuses and commissions	3,311	2,462
Accrued restructuring	–	2,345
Other accrued liabilities	4,293	8,586

	$11,435	$16,293

7. Notes Payable
          Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	March 31,
	Rate	Date	2006	2007
Draw on equipment line of credit	5.00%	Aug. 2007	$940	$587
Draw on equipment line of credit	5.06	Oct. 2007	752	526
Draw on equipment line of credit	4.81	Oct. 2007	603	422
Draw on revolving line of credit	variable rate	Dec. 2007	500	500
Draw on second equipment facility	7.55	Jan. 2009	1,389	1,222
Draw on second equipment facility	7.77	Feb. 2009	794	703
Draw on second equipment facility	8.03	Mar. 2009	1,500	1,333
Draw on second equipment facility	8.38	April 2009	1,684	1,504
Draw on second equipment facility	8.79	June 2009	1,952	1,757
Other notes payable	variable rate	May 2009	—	121

			10,114	8,675
Less: current portion			(5,997)	(5,313)

Notes payable, excluding current portion			$4,117	$3,362

          In 2004, the Company entered into an equipment line of credit agreement for $10,000,000 (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 12-month draw period, which expired on August 5, 2005, and a 36-month repayment period for each draw.
          In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment decreased the committed credit limit under the Equipment Line of Credit to $7,352,000, which was equal to the outstanding principal balance at the time of the amendment. Accordingly, the Equipment Line of Credit allows for no further draws. The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”). The Revolving Line could be drawn upon, up to the lesser of $10,000,000 or the eligible borrowing base as defined in the 2005 Amendment, until its maturity date of December 2007. Borrowings under the Revolving Line bear annual interest at a variable rate equal to the prime interest rate plus a factor based on the Company’s liquidity ratio as defined in the 2005 Amendment, which equated to a rate of 8.25% and 8.75% at December 31, 2006 and March 31, 2007, respectively. Interest is payable monthly.
          In January 2006, the Company entered into a second amendment (the “2006 Amendment”) of the Equipment Line of Credit, which provided for a second equipment facility of up to $10,000,000, and reduced the total amount available for draw under the Revolving Line to $5,000,000. The second equipment facility allowed for the finance or refinance of equipment through March 31, 2007. Each draw under the 2006 Amendment has a 36-month repayment period and accrues interest at a rate based on the U.S. Treasury Bill Rate, plus a factor determined by the Company’s Quick Ratio, as described in the 2006 Amendment, at the time of the draw. The maximum combined outstanding principal balance from borrowings under the Equipment Line of Credit, the 2005 Amendment and the 2006 Amendment cannot exceed $15,000,000. The 2006 Amendment modified or eliminated certain covenants in the 2005 Amendment. In April 2006, the Company amended the agreement to modify certain financial covenants. At March 31, 2007, the Company was not in compliance with the minimum tangible net worth

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
covenant contained in the April 2006 amendment, and obtained a compliance waiver from the lender related to this covenant. The Company subsequently amended the agreement to modify the waived financial covenant.
          The aggregate maturities of notes payable at March 31, 2007 were as follows (in thousands):

Year Ending December 31,
Remaining nine months in 2007	$4,496
2008	3,248
2009	931

$8,675

8. Income Taxes
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
          On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
          Historically, the Company’s tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. At December 31, 2006, there were no material unrecognized tax benefits. Any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the three months ended March 31, 2007, there was no change in the amount of unrecognized tax benefits, and the Company does not expect significant changes during the next twelve months. For the three months ended March 31, 2007, the Company did not recognize any interest and penalties related to income taxes, and the Company does not currently accrue for interest and penalties. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.
          The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2002 through 2006 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.
          The Company recorded a provision for income taxes of $27,000 and $34,000 for the three months ended March 31, 2006 and March 31, 2007, respectively, primarily related to foreign and state income taxes.
9. Commitments and Contingencies
     Litigation Settlement
          On February 28, 2006, the Company signed a settlement and patent license agreement under which it licensed all issued patents and pending patent applications owned or controlled by NetRatings, Inc. (“NetRatings”), and NetRatings agreed to release all claims covered by a patent infringement lawsuit that it brought against the Company in May 2005. In return, the Company agreed to make periodic payments to NetRatings totaling $10,000,000 (“Committed Payments”) over the period from the signing date of the agreement through December 2007. In accordance with the agreement, the Company was also required to make an additional $4,000,000 payment (“Contingent Payment”) to NetRatings upon the completion of its initial public offering in July 2006. At March 31, 2007, the amount outstanding related to this settlement and patent license agreement, discounted to its net present value, was $2,900,000.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          In conjunction with the settlement and patent license agreement, the Company recorded $8,800,000 in intangible assets, net, on the accompanying condensed consolidated balance sheets, which represents the estimated future benefit the Company expects to obtain from the licenses granted under the agreement. The Company is amortizing this asset ratably to cost of subscription revenues through 2012, which represents the remaining lives of the primary patents.
          In the event that the Company acquires certain specified companies, the Company may be required to make additional license payments to NetRatings based on the web analytics revenues of the acquired company. In March and April 2007, the Company elected to make license payments to NetRatings totaling $772,000, relating to the acquisitions of Instadia and Touch Clarity (see Note 2).
     Leases
          The Company leases certain equipment under capital leases. These capital leases generally contain a discounted buyout option at the end of the initial lease terms, which range between 36 and 60 months and mature at various dates through 2010. Amortization expense is computed using the straight-line method over the shorter of the estimated useful life or term of each lease and is allocated between cost of revenues, research and development, sales and marketing and general and administrative expense in the condensed consolidated statements of operations. Accumulated amortization is included in property and equipment, net, on the condensed consolidated balance sheets.
     Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	March 31,
	2006	2007
Gross	$293	$1,177
Less accumulated amortization	(219)	(320)

Net carrying amount	$74	$857

          The future minimum lease payments under noncancellable capital and operating leases at March 31, 2007 were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases
Remaining nine months in 2007	$477	$1,698
2008	274	2,125
2009	149	1,887
2010	27	1,747
Thereafter	—	443

Total minimum lease payments	927	$7,900

Less: imputed interest	(104)

Present value of minimum lease payments	823
Less: current portion	(472)

Capital lease obligations, less current portion	$351

          Operating lease payments primarily relate to the Company’s lease of its principal offices in Orem, Utah, which terminates in March 2011. The Company has also entered into operating leases for office space in various international locations.
     Indemnification
          The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of his or her service as a director or officer, including any action by the Company arising out of his or her services as the Company’s director or officer or his or her services provided to any other company or enterprise at the Company’s request. Historically, the Company has not been required to make payments under these obligations and the Company has recorded no liabilities for these obligations in its condensed consolidated balance sheets.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Warranties
          The Company typically warrants its on-demand online business optimization services to perform in a manner consistent with general industry standards that are reasonably applicable under normal use and circumstances. Historically, the Company has not been required to make payments under these obligations, and the Company has recorded no liabilities for these obligations in its condensed consolidated balance sheets.
          The Company’s warranty arrangements generally include certain provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights.
          The Company has entered into service level agreements with a small number of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their agreements in the event that the Company fails to meet those levels. To date, amounts credited to customers pursuant to these agreements have been immaterial and the Company has recorded no liabilities for these obligations in its condensed consolidated balance sheets.
     Legal Matters
          The Company is and may become involved in various legal proceedings arising from the normal course of its business activities. Management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and in Part II. Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
          We are a leading provider of online business optimization services, which our customers use to manage and enhance online, offline and multi-channel business initiatives. Our online business optimization software, which we host and deliver to our customers on-demand, consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter and Omniture TouchClarity services. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze real-time and historical information generated by their web sites and other sources, to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes and to automate the optimization of key areas of their online businesses.
          We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $3.7 million in 2002 to $79.7 million in 2006, representing an average annual growth rate of approximately 115%. Our revenues for the three months ended March 31, 2007 were $29.2 million. Our total cost of revenues and total operating expenses have increased from $5.0 million in 2002 to $87.9 million in 2006. For the three months ended March 31, 2007, our total cost of revenues and total operating expenses were $31.6 million. Our loss from operations was $1.2 million in 2002, and declined from $17.4 million in 2005 to $8.1 million in 2006, and from $3.3 million for the three months ended March 31, 2006 to $2.4 million for the three months ended March 31, 2007. Our net loss has increased from $1.4 million in 2002 to $7.7 million in 2006. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2002 have been derived from subscription fees for our services, which represented approximately 96% of total revenues in 2005, 94% of total revenues in 2006 and 94% of total revenues for the three months ended March 31, 2007.
          We provide our online business optimization services to businesses in 83 countries with an online presence. During the three months ended March 31, 2007, our services captured almost 500 billion transactions for approximately 2,200 customers.
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
          Those few customers who contract for the measurement of the highest numbers of transactions generally require more significant upfront capital expenditures and more prolonged implementation cycles. In addition, we typically provide customers that commit to a higher number of transactions with lower per transaction pricing, which results in lower gross margins for revenues from those customers. These factors together further delay the profitability and positive cash-flow realization from these large customers.
          Historically, most of our revenues have resulted from the sale of our services to companies located in the United States. We acquired two companies, both of which are European-based businesses, in part due to our strategy to expand our international sales operations by growing our direct sales force abroad. We also intend to utilize resellers and other sales channel relationships with third parties to expand our international sales operations.

          We experience significant seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.
Recent Acquisitions
          In January 2007, we acquired all of the outstanding voting stock of Instadia A/S, a provider of enterprise, on-demand web analytics services based in Copenhagen, Denmark. We purchased Instadia to acquire its existing customer base, key personnel and technology. The preliminary aggregate purchase price was approximately $14.4 million, which included the payment of cash, restructuring charges and acquisition-related costs. The results of operations of Instadia are included in our results of operations beginning immediately after the acquisition date.
           In March 2007, we acquired all of the outstanding voting stock of Touch Clarity Limited, a provider of enterprise, on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $59.0 million, which consisted of (1) initial cash consideration of $16.0 million paid upon the closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) additional deferred consideration of $33.6 million, which is to be paid no later than November 30, 2007 in our common stock, cash, or a combination of stock and cash, at our discretion, and (5) a license payment to NetRatings of approximately $0.5 million made in April 2007 related to the Touch Clarity acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. If we elect to issue common stock for all or a portion of the deferred consideration, the number of our shares to be issued will be determined based on a 5% discount to our share price at or about the time of issuance (based on a 5-day trailing average closing price). If we complete a public offering of our common stock prior to the payment in full of the additional consideration amount of $33.6 million, $8.2 million of such amount must be paid in cash within ten days of the completion of the offering. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008, contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
How We Generate Revenues
          Our revenues are classified into two types: subscription revenues and professional services and other revenues. Subscription revenues accounted for 96% of total revenues in 2005 and 94% of total revenues in each of 2006 and the three months ended March 31, 2007.
          Subscription Revenues. We derive subscription revenues from customers that use our online business optimization services. We generally bill subscription fees based on a committed minimum number of transactions from which we capture data over a predetermined period. We generally consider a transaction to be any electronic interaction, which could be either online or offline, between our customer and their customer that generates data which is incorporated into our optimization platform. Most of our customer contracts provide for additional fees for over-usage based on the number of transactions in excess of this committed minimum number. We bill a limited number of large customers based on actual transactions from which we capture data during the billing period.
          We bill customers for our Omniture SearchCenter services based on either a committed minimum number of bid reviews tracked on a monthly basis, or as a fixed percentage of our customer’s monthly on-line advertising spending managed through our SearchCenter Services. We generally consider a bid review to be each instance where our SearchCenter services check or change a customer’s bids on their keyword or product listing. Most of our customer contracts provide for additional fees for bid reviews in excess of a stated quantity during a month.
          For our Omniture TouchClarity behavioral targeting services, we generally bill subscription fees based on the number of campaign containers we manage for our customers. We consider a campaign container to be any unique location on a customer’s web page for which the customer is tracking data about a specific marketing campaign activity. Most of our customer behavioral targeting contracts provide for additional fees for transactions tracked in excess of a specified quantity of transactions.
          We also derive subscription revenues from implementation fees associated with the initial deployment of our services. Implementation fees are generally billed as fixed fees per service installation.
          The volume of subscription revenues is driven primarily by the number of customers and the number of transactions from which we capture data. The terms of our service agreements are typically from one to three years. We recognize subscription revenues ratably over the term of the agreement, beginning on the commencement of the service. Customers typically have the right to terminate their contracts for cause if we fail to substantially perform. Some of our customers also have the right to cancel their service agreements by providing prior written notice to us of their intent to cancel the remaining term of their agreement. In the event that a customer cancels its contract, it is not entitled to a refund for prior services provided to it by us.
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
Cost of Revenues and Operating Expenses
          Cost of Revenues. Cost of subscription revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel and amortization of intangible assets. Cost of subscription revenues will, absent any impairment, include $4.1 million in amortization of existing acquired intangible assets through 2010 and decreasing amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.
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
          We allocate overhead such as rent and other occupancy costs, telecommunications charges and non-network related depreciation to all departments based on headcount. As a result, general overhead expenses are reflected in each cost of revenues and operating expense item. Our cost of revenues and operating expenses also include stock-based compensation expenses related to the following: (1) the fair value of stock options issued to employees since January 1, 2006; (2) stock options issued to employees prior to 2006 in situations in which the exercise price was less than the deemed fair value of our common stock on the date of grant; and (3) stock options issued to non-employees.
          Operating Expenses. Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses.
          Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses will, absent any impairment, also include $1.1 million in amortization of acquired customer-related intangible assets through 2013 and decreasing amounts thereafter through March 31, 2015.
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
Trends in Our Business and Results of Operations
          Our business has grown rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased subscription revenues from existing customers. To date, we have derived a substantial majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. We expect that revenues associated with our current and future services other than Omniture SiteCatalyst will increase over time and reduce the percentage of total revenues generated by Omniture SiteCatalyst.

In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 11% of total revenues for 2005 to 17% of total revenues for 2006 and 23% of total revenues for the three months ended March 31, 2007. Additionally, we expect the percentage of total revenues derived from our largest customers to decrease over time, as a result of continued expansion of our customer base.
          If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Over the past year our gross margins have increased from 59% for the three months ended March 31, 2006 to 63% for the three months ended March 31, 2007, primarily due to more efficient utilization of our network hardware. We are seeking to achieve further economies of scale as we continue expanding our network infrastructure, resulting in a reduction over time of network operations costs as a percentage of total revenues, although improvements in future gross margins are not expected to occur at the same rate experienced from the three months ended March 31, 2006 to the three months ended March 31, 2007.
          During the three months ended March 31, 2007, we leased a small portion of our equipment requirements under operating leases provided by third-party financing sources and expect the percentage of our overall equipment requirements acquired under operating leases to increase for the remainder of 2007. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures will be reduced to the extent we utilize operating leases.
          The timing of additional expenditures and equipment operating leases could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation and lease expense from our significant upfront network computer equipment requirements as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. At least through March 31, 2014, our cost of revenues and our gross margin will also be negatively affected by the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings; and (2) the intangible assets directly related to our subscription service that were acquired as part of the Instadia and Touch Clarity acquisitions.
          We have also experienced, and expect to continue to experience, rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 33 at December 31, 2002 to 465 at March 31, 2007, including the employees added as a result of the Instadia and Touch Clarity acquisitions. We expect operating expenses to continue increasing in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of the Instadia and Touch Clarity personnel and any future acquisitions.
          We plan to continue investing heavily in sales and marketing by increasing the number of direct sales personnel and the number of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. We expect that sales and marketing expenses will increase in absolute dollars and remain our largest operating expense category. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salesperson becomes more fully utilized and revenues can be recognized. At least through March 31, 2015, we expect sales and marketing expenses to be negatively affected due to customer-related intangible assets acquired as part of the Instadia and Touch Clarity acquisitions.
          We expect research and development expenses to increase in absolute dollars as we continue to enhance our existing services and to expand our available service offerings. We also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the Touch Clarity acquisition.
          We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business and operate as a public company.

          We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including; the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At March 31, 2007, there was $42.5 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.6 years.
          During the three months ended March 31, 2007, we completed the acquisitions of Instadia and Touch Clarity. In the future, as part of our overall growth strategy we expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.
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

	Three Months
	Ended March 31,
	2006	2007
Revenues:
Subscription	95%	94%
Professional services and other	5	6

Total revenues	100	100

Cost of revenues:
Subscription	37	33
Professional services and other	4	4

Total cost of revenues	41	37

Gross margin	59	63

Operating expenses:
Sales and marketing	50	45
Research and development	12	11
General and administrative	17	15

Total operating expenses	79	71

Loss from operations	(20)	(8)
Interest income	1	2
Interest expense	(1)	(1)
Other expense	(1)	(1)

Loss before provision for income taxes	(21)	(8)
Provision for income taxes	—	—

Net loss	(21)%	(8)%

     Revenues

	Three Months
	Ended March 31,
	2006	2007	% Change
	(in thousands)
Subscription	$15,540	$27,320	76%
Professional services and other	896	1,833	105

Total revenues	$16,436	$29,153	77

          Subscription revenues increased $11.8 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to the growth in the number of customers for our subscription services, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data. Professional services and other revenues increased $0.9 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services and additional staffing available to provide consulting and training services to support increased customer demand.

          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months
	Ended March 31,
	2006	2007
Revenues from customers within the United States	$14,086	$22,548
Revenues from customers outside the United States	2,350	6,605

Total revenues	$16,436	$29,153

Revenues from customers outside the United States as a percentage of total revenues	14%	23%
          Revenues from customers outside of the United States grew from 14% of total revenues during the three months ended March 31, 2006 to 23% of total revenues during the three months ended March 31, 2007 as a result of our ongoing efforts to expand the size of our sales force and the number of locations outside of the United States where we conduct business and our international selling and marketing activities, as demonstrated by our acquisitions of Instadia and Touch Clarity. No single foreign country accounted for more than 10% of total revenues during the three months ended March 31, 2006 or 2007.
          America Online and certain of its affiliated entities accounted for 12% of total revenues for the three months ended March 31, 2006. No other customer accounted for more than 10% of total revenues during this period. No customer accounted for more than 10% of total revenues during the three months ended March 31, 2007. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with other entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually.
     Cost of Revenues

	Three Months
	Ended March 31,
	2006	2007	% Change
	(in thousands)
Subscription	$6,107	$9,460	55%
Professional services and other	671	1,278	90

Total cost of revenues	$6,778	$10,738	58

          The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months
	Ended March 31,
	2006	2007
Subscription	39%	35%
Professional services and other	75	70
          Cost of subscription revenues increased $3.4 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to a $1.1 million increase in data center costs, a $0.7 million increase in depreciation related to purchases of network infrastructure equipment and a $0.8 million increase in employee salaries and benefits and related costs, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. Our cost of subscription revenues also increased by $0.2 million for the amortization of intangible assets acquired in the Instadia and Touch Clarity acquisitions and due to a $0.3 million increase in stock-based compensation expense.
          Gross margin associated with subscription revenues increased to 65% for the three months ended March 31, 2007 from 61% for the three months ended March 31, 2006. This increase in gross margin for subscription revenues was primarily the result of more efficient utilization of our network infrastructure. However, we do not expect improvements in future gross margins to occur at the same rate experienced over the past year.

          Cost of professional services and other revenues increased $0.6 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to $0.4 million in increased headcount and related costs required to meet customer demand for our consulting and training services. The increase was also due to a $0.1 million increase in stock-based compensation expense.
          Gross margin associated with professional services increased from 25% for the three months ended March 31, 2006 to 30% for the three months ended March 31, 2007, primarily due to increased productivity of our professional services personnel. We do not expect future gross margins associated with our professional services to improve significantly over our gross margin in the three months ended March 31, 2007.
     Operating Expenses

	Three Months
	Ended March 31,		% Change
	2006	2007
	(in thousands)
Sales and marketing	$8,181	$13,324	63%
Research and development	1,972	3,143	59
General and administrative	2,850	4,386	54

Total operating expenses	$13,003	$20,853	60

     Sales and Marketing
          Sales and marketing expenses increased $5.1 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to a $2.0 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Instadia and Touch Clarity acquisitions, a $1.4 million increase in sales commissions primarily resulting from increased sales, a $0.9 million increase in marketing expenses primarily associated with our annual customer summits and new product introductions and a $0.6 million increase in stock-based compensation expense.
     Research and Development
          Research and development expenses increased $1.2 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to a $0.7 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, including personnel added in conjunction with the Touch Clarity acquisition as well as internal growth, and a $0.3 million increase in stock-based compensation expense.
     General and Administrative
          General and administrative expenses increased $1.5 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to a $0.6 million increase in employee salaries and benefits and related costs required to support the growth in our business, a $0.4 million increase in outside professional services costs, primarily related to auditing and compliance activities required to operate as a public company, a $0.2 million increase in insurance and franchise taxes primarily resulting from our IPO and a $0.1 million increase in stock-based compensation expense.

     Stock-based Compensation
          Stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months
	Ended March 31,
	2006	2007
Cost of subscription revenues	$17	$293
Cost of professional services and other revenues	4	104
Sales and marketing	94	675
Research and development	97	383
General and administrative	316	430

Total stock-based compensation	$528	$1,885

          Stock-based compensation expense increased $1.4 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to the additional stock-based compensation expense under SFAS No. 123R resulting from stock options granted during 2006.
     Interest Income, Interest Expense and Other Income (Expense)

	Three Months
	Ended March 31,
	2006	2007
	(in thousands)
Interest income	$198	$636
Interest expense	(202)	(257)
Other expense	(30)	(353)
          Interest income increased $0.4 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily as a result of an increase in cash and cash equivalents and short-term investment balances.
          Other expense increased $0.3 million from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily due to a $0.2 million realized loss on the foreign currency forward contract entered into in connection with the Instadia acquisition.
Liquidity and Capital Resources
          At March 31, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $27.8 million, short-term investments of $12.0 million, accounts receivable, net, of $33.1 million and amounts available under our credit facilities of $4.5 million. During July 2006, we completed our initial public offering of 10.3 million shares of our common stock and received net proceeds of approximately $59.2 million.
          Historically, our primary sources of cash have been customer payments for our subscription and professional services, proceeds from the issuance of common and convertible preferred stock and proceeds from the issuance of notes payable. Our principal uses of cash historically have consisted of payroll and other operating expenses, payments relating to purchases of property and equipment primarily to support the network infrastructure needed to provide our services to our customer base, repayments of borrowings and acquisitions of businesses and intellectual property.
Operating Activities
          Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth in our business, increases in the number of customers using our subscription and professional services and the amount and timing of payments by these customers.
          We generated $2.9 million of net cash from operating activities during the three months ended March 31, 2007. This cash was primarily generated from a net loss of $2.4 million, adjusted for $6.1 million in non-cash depreciation, amortization and stock-based compensation expenses, a $4.4 million increase in payments received from customers in advance of when we recognized revenues and a $3.5 million increase in accounts payable. This increase in operating cash was partially offset by a $7.3 million increase in accounts receivable, primarily resulting from the increase in our customer base and increased sales to our existing customers, and a $1.5 million decrease in accrued and other liabilities.

Investing Activities
          Historically, our primary investing activities consisted of purchases of computer network equipment to accommodate the continued growth in customer transactions from which we capture data, furniture and equipment to support our operations and payments related to the acquisition of intangible assets.
          We expect to continue investing in network infrastructure equipment as our customer base grows. However, beginning in 2007, we expect to lease a portion of our network equipment requirements under operating leases, which will reduce our capital expenditures to the extent operating leases are utilized. The extent to which we invest in network infrastructure equipment can be affected by the pace at which we add new customers, along with the timing and scale of new customer implementations. Because we make expenditures for new equipment before we receive cash from customers, it may take a number of months or longer for us to achieve positive cash flow from a customer.
          We used $42.5 million of net cash in investing activities during the three months ended March 31, 2007. This use of cash primarily resulted from $26.3 million paid for the acquisitions of Instadia and Touch Clarity, net of cash acquired, $12.0 million in purchases of short-term investments, $2.3 million to purchase property and equipment and $1.6 million to purchase intangible assets. In the future, as part of our overall growth strategy we expect to acquire other businesses, products, services or technologies to complement our existing online business optimization platform and accelerate access to strategic markets.
Financing Activities
          We used $0.9 million of net cash in financing activities during the three months ended March 31, 2007 primarily due to $1.6 million of principal payments on notes payable and capital lease obligations, partially offset by $0.7 million in proceeds from the exercise of stock options.
Other Factors Affecting Liquidity and Capital Resources
          In 2004, we entered into an equipment line of credit agreement for $10.0 million. At March 31, 2007, we had $1.5 million outstanding under the line of credit. These borrowings bear interest at rates between 4.81% and 5.06% per annum and are repayable in monthly installments through October 2007.
          We amended the equipment line of credit in 2005. This amendment provided for a revolving line of credit that could be drawn in an amount equal to the lesser of $10.0 million or the eligible borrowing base as defined in the amendment until the maturity date of December 2007. The revolving line bears interest at a variable rate equal to the prime interest rate, plus a factor based on our liquidity ratio as defined in the amendment, which equated to a rate of 8.75% at March 31, 2007. Interest is payable monthly. At March 31, 2007, the outstanding principal balance under the revolving line was $0.5 million.
          In January 2006, we entered into a second amendment to the equipment line of credit agreement. This second amendment provided for a second equipment facility of up to $10.0 million and reduced the total amount available for borrowing under the existing revolving line to $5.0 million. The second equipment facility could be drawn upon through March 31, 2007 and only be used to finance or refinance equipment. Each draw under the second equipment facility has a 36-month repayment period and accrues interest at a rate based on the United States Treasury Bill Rate, plus a factor determined by our quick ratio, at the time of that draw. The borrowings under these equipment lines and revolving line could not exceed $15.0 million. At March 31, 2007, we had net borrowings under the second equipment facility that mature at various dates in 2009 of $6.5 million, at a weighted-average interest rate of 8.20%.
          In April 2006, we amended the equipment line of credit agreement to modify certain financial covenants. At March 31, 2007, we were not in compliance with the minimum tangible net worth covenant contained in the April 2006 amendment, and obtained a waiver from the lender with respect to compliance with this covenant. We subsequently amended the agreement to modify the waived financial covenant.
          In February 2006, we entered into a settlement and patent license agreement with NetRatings, Inc. The agreement requires us to make periodic license payments totaling $10.0 million, $7.0 million of which we have previously paid, and the balance of which is payable in three quarterly installments of $1.0 million each during the second through fourth quarters of 2007. In accordance with the agreement, we made an additional license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the web analytics revenues of the acquired company. The agreement also provides that, if we acquire other companies, we may elect to make additional license payments based on the web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. In connection with our acquisition of Instadia, we made an additional license payment of approximately $0.3 million in the three months ended March 31, 2007 and, in connection with our acquisition of Touch Clarity, we made an additional license payment of approximately $0.5 million during the three months ended June 30, 2007.

          In January 2007, we acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand web analytics services, based in Copenhagen, Denmark, for a preliminary aggregate purchase price of approximately $14.4 million, which included cash, restructuring charges and acquisition-related costs. The restructuring charges we recorded in conjunction with the acquisition totaled approximately $2.4 million and related to severance payments and severance-related benefits associated with employee terminations and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Of the $2.4 million in total restructuring charges, $0.1 million had been paid at March 31, 2007. We expect to pay substantially all remaining restructuring charges by June 30, 2007.
          In March 2007, we acquired all of the outstanding voting stock of Touch Clarity Limited, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $59.0 million, which consisted of (1) initial cash consideration of $16.0 million paid upon closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) additional deferred consideration of $33.6 million, which is to be paid no later than November 30, 2007 in our common stock, cash, or a combination of stock and cash, at our discretion, and (5) a license payment to NetRatings of approximately $0.5 million made in April 2007 related to the Touch Clarity acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. If we elect to issue common stock for all or a portion of the deferred consideration, the number of our shares to be issued will be determined based on a 5% discount to our share price at or about the time of issuance (based on a 5-day trailing average closing price). If we complete a public offering of our common stock prior to the payment in full of the additional consideration amount of $33.6 million, $8.2 million of such amount must be paid in cash within ten days of the completion of that offering. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008, contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
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
          In January 2006, we amended an operating lease associated with our principal offices in Orem, Utah. The amendment increased the total square footage of office space leased and extended the lease term to March 2011 for all spaces leased under that agreement, as amended. We have also entered into operating leases for office space in international locations.
          During the three months ended March 31, 2007, we entered into two master lease agreements with third-party financing sources. We generally expect to record equipment acquired under the leases as operating leases, in accordance with SFAS No. 13, Accounting for Leases. The rental payments and rental terms associated with individual acquisitions under the leases may vary depending on the nature of the equipment acquired. As a condition of one of these lease agreements, we must not allow our cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum of $10.0 million in cash would constitute an event of default as defined in the lease agreement.
Contractual Obligations and Commitments
          Our future contractual obligations at March 31, 2007 were as follows (in thousands):

						Deferred
					Patent License	Consideration
				Interest on	and	Related to
	Capital	Operating	Notes	Notes	Settlement	Business
	Leases	Leases	Payable	Payable(1)	Costs	Acquisition	Total
Remaining nine months in 2007	$477	$1,698	$4,496	$407	$3,000	$33,579	$43,657
2008	274	2,125	3,248	225	—	—	5,872
2009	149	1,887	931	18	—	—	2,985
2010	27	1,747	—	—	—	—	1,774
2011	—	443	—	—	—	—	443

Total contractual obligations	$927	$7,900	$8,675	$650	$3,000	$33,579	$54,731

(1)	Includes total estimated variable interest payments of $45,000, of which $35,000 relates to our revolving line of credit and $10,000 relates to our other notes payable. The $35,000 related to the revolving line of credit is based on the $500,000 outstanding principal balance and interest rate of 8.75% in effect at March 31, 2007. The $10,000 related to other notes payable is based on the $121,000 principal balance and interest rate of 8.75% in effect at March 31, 2007.
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

          We believe our existing cash and cash equivalents, short-term investments, any cash provided from our operations and funds available from our existing credit facilities and equipment leasing arrangements will be sufficient to meet our currently anticipated cash requirements for at least the next 12 months. Thereafter, we may need to raise additional capital to meet the cash flow requirements of our business. An element of our growth strategy involves acquisitions. If we make additional acquisitions or license products or technologies complementary to our business, we may need to raise additional funds. Further, if we elect to pay cash for all or some portion of the $33.6 million of additional consideration related to the Touch Clarity acquisition discussed above, we may choose to raise capital to finance that payment.
          Additional financing may not be available on terms that are favorable to us or at all. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.
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
          We believe that the assumptions and estimates associated with revenue recognition, allowance for accounts receivable, impairment of long-lived and intangible assets, including goodwill, and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
          We recognize subscription revenues including implementation and set-up fees on a monthly basis beginning on the date the customer commences use of our services and continuing through the end of the contract term. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.
          We recognize professional services revenues when sold with subscription offerings (generally considered to be at the time of, or within 45 days of, sale of the subscription offering) over the term of the related subscription contract as these services are considered to be inseparable from the subscription service, and we have not yet established objective and reliable evidence of fair value for the undelivered element. We recognize revenues resulting from professional services sold separately from subscription services as these services are performed.
          Although our subscription contracts are generally noncancelable, a limited number of customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels its contract, it is not entitled to a refund for prior services provided to them by us.

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
          We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Specific provisions are made based on an account-by-account analysis of collectibility. Additionally, we make provisions for non-customer-specific accounts based on our historical bad debt experience and current economic trends. We record provisions in operating expenses. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect the receivable from the customer.
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
          We recorded goodwill in conjunction with the Instadia and Touch Clarity acquisitions. We will review goodwill for impairment at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.
          We amortize intangible assets on a straight-line basis over their estimated useful lives. We generally determine the estimated useful life of intangible assets based on the projected undiscounted cash flows associated with these intangible assets.
     Stock-based Compensation
          Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.3 and $0.2 million during the three months ended March 31, 2006 and 2007, respectively.
          We adopted SFAS No. 123R effective January 1, 2006, which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant. That cost must be recognized over the period during which the employee is required to provide services in exchange for the award. We adopted SFAS No. 123R using the prospective method, which requires us to apply its provisions only to awards granted, modified, repurchased or cancelled after the effective date. At March 31, 2007, there was $42.5 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.6 years.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Hong Kong dollar, Japanese yen and Swedish krona.
          Because the cash consideration associated with the acquisition of Instadia was denominated in Danish krone, in December 2006 we entered into a foreign currency forward exchange contract with a financial institution to protect against currency exchange risk associated with this transaction. This forward contract was not designated as an accounting hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon the settlement of this foreign currency forward exchange contract in January 2007, we recognized a realized loss of $337,000, of which $94,000 was recognized as a loss in the year ended December 31, 2006 and the remaining $243,000 was recognized during the three months ended March 31, 2007.
          As our international operations continue to grow, we may choose to increase our use of foreign currency forward contracts, and we may choose to use option contracts to manage currency exposures.
     Interest Rate Sensitivity
          We had unrestricted cash and cash equivalents totaling $27.8 million and short-term investments totaling $12.0 million at March 31, 2007. The cash and cash equivalents were invested primarily in money market funds and the short-term investments were invested in auction rate securities. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.
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
(b) Changes in Internal Control Over Financial Reporting
          During the three months ended March 31, 2007, we acquired Instadia and Touch Clarity. We do not expect these acquisitions to materially affect our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          Since the beginning of 2006, we have invested significant resources to begin assessing our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this assessment. Areas for improvement include streamlining our billing and collection processes, further limiting internal access to certain data systems, enhancing the review and approval of company expenditures and continuing to improve coordination across the various business functions in our company, including our international operations. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. As a result, we expect to make further changes in our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
           Generally, we are involved in various legal proceedings arising from the normal course of business activities. We do not believe that resolution of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.
ITEM 1A. Risk Factors
          Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the Securities and Exchange Commission, or SEC, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Risks Related to Our Business

  We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.

We have incurred significant losses in recent periods, including a net loss of $1.3 million in 2004, a net loss of $17.4 million in 2005, a net loss of $7.7 million in 2006 and a net loss of $2.4 million for the three months ended March 31, 2007, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization. At March 31, 2007, we had an accumulated deficit of $41.3 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, expansion of our infrastructure, expenses incurred to acquire and integrate companies and technologies, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline or grow more slowly than we expect. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

  Our quarterly results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may result from a number of factors, including, but not limited to, those listed below:

•	our ability to increase sales to existing customers and attract new customers;

•	the addition or loss of large customers;

•	the timing of implementation of new or additional services by our customers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among our competitors or our strategic partners;

•	seasonal variations in the demand for our services and the implementation cycles for our new customers;

•	levels of revenues from our larger customers, which have lower per transaction pricing due to higher transaction commitments;

•	changes in our pricing policies or those of our competitors;

•	service outages or security breaches;

•	the extent to which any of our significant customers terminate their service agreements with us or reduce the number of transactions from which we capture data pursuant to their service agreements;

•	limitations of the capacity of our network and systems;

•	the timing of expenses associated with the addition of new employees to support the growth in our business;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses and potential future charges for impairment of goodwill from acquired companies;

•	potential goodwill and intangible asset impairment charges associated with acquired businesses;

•	potential foreign currency exchange losses associated with transactions denominated in foreign currencies;

•	expenses associated with the management or growth of our increasingly international operations;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	the purchasing and budgeting cycles of our customers; and

•	geopolitical events such as war, threat of war or terrorist actions.

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

We derive substantially all of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive the substantial majority of our revenues from our Omniture SiteCatalyst service in the future. To date, we have not received significant revenues from our Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter or Omniture TouchClarity services. We expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst service for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed.

  If we are unable to attract new customers or to sell additional services to our existing customers, our revenue growth will be adversely affected.

To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses or made investments in connection with the internal development and acquisition of new products or services, such as Omniture TouchClarity and version 2.0 of Omniture Discover. These products or services have only recently been commercially introduced by us and may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.

  Our business depends substantially on customers renewing their subscriptions for our online business optimization services. Any decline in our customer renewals would harm our future operating results.

We sell our online business optimization services pursuant to service agreements that are generally one to three years in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and we cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, if at all. In fact, some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot assure you that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms, our revenues may decline and our business will suffer.

  The significant capital requirements of our business model make it more difficult to achieve positive cash flow and profitability if we continue to grow rapidly.

Our business model involves our making significant upfront and ongoing capital expenditures, primarily for network operations equipment, such as servers and other network devices. Because the time frame for evaluating and implementing our services, particularly for larger implementations, can be lengthy, ranging up to 90 days or longer, and because we begin to invoice our customers only after the service implementation is complete, we make these expenditures well before we receive any cash from the customer. Consequently, it takes a number of months or longer to achieve positive cash flow for a customer. As a result, rapid growth in customers would require substantial amounts of cash. In addition, because of the lengthy implementation periods for new customers, we experience a delay between the increase in our operating expenses and the generation of corresponding revenues. We depreciate our capital equipment over a period of approximately four years, with depreciation being included in our cost of subscription revenues beginning immediately upon purchase of the equipment. We recognize revenue, at the earliest, only when we complete implementation of our services and invoice the customer. Thus, it can take us a number of months or longer to become profitable with respect to any given new customer.

  Our growth depends upon our ability to add new and retain existing large customers; however, to the extent we are successful in doing so, our gross margins and ability to achieve profitability and positive cash flow may be impaired.

Our success depends on our ability to sell our online business optimization services to large customers and on those customers continuing to renew their subscriptions with us in successive years. We derive a significant percentage of our total revenues from a relatively small number of large customers, and the loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. However, the addition of new large customers or increase in minimum commitment levels by large existing customers requires particularly large capital expenditures and long implementation periods, resulting in longer than usual time periods to profitability and positive cash flow with respect to these customers. In addition, we generally sell our services to our large customers at a price per transaction lower than we do for other customers due to their larger transaction commitments. Finally, some of our customers have in the past required us to allocate dedicated personnel to provide our services as a condition to entering into service agreements with us. As a result, new large customers or increased usage of our services by large customers may cause our gross margins to decline and negatively impact our profitability and cash flows in the near term.

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

  We have limited experience with respect to our pricing model and if the prices we charge for our services are unacceptable to our customers, our revenues and operating results may experience volatility or be harmed.

We have limited experience with respect to determining the appropriate prices for our services that our existing and potential customers will find acceptable. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. For example, we face competition from businesses that offer their services at substantially lower prices than our services, and Google Inc. currently offers its web analytics service for free. In addition, as we have only recently commercially introduced certain of our services. The price at which our customers may be willing to purchase our services may be lower or different than we expect, which may cause our revenue or operating results to be adversely affected. As a result, in the future it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenues, gross margin and operating results.

  If we are unable to develop or acquire new services, our revenue growth will be harmed.

Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have recently introduced version 2.0 of Omniture Discover and introduced our new products, Omniture Genesis and Omniture TouchClarity, but we have not yet received significant revenues from these services. Additionally, our existing and prospective customers may develop their own competing technologies or purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, our business and operating results will be adversely affected.

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

The market for on-demand services, in general, and for online business optimization services, in particular, is at an early stage of development, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of on-demand services, in general, and for online business optimization services, in particular. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand services. Other factors that may affect market acceptance include:

•	the security capabilities, reliability and availability of on-demand services;

•	customer concerns with entrusting a third party to store and manage their data;

•	public concern regarding privacy;

•	the enactment of laws or regulations that restrict our ability to provide existing or new services to customers in the U.S. or internationally;

•	the level of customization or configuration we offer;

•	our ability to maintain high levels of customer satisfaction;

•	our ability to provide reports in real time during periods of intense activity on customer websites;

•	the price, performance and availability of competing products and services;

•	the rate of continued growth in online commerce and online advertising; and

•	the current and possible future imposition by federal, state and local agencies of taxes on goods and services that are provided over the Internet.

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

We compete in a rapidly evolving and highly competitive market. A significant portion of our business competes with third-party, on-demand services, software vendors and online marketing service providers. Our current principal competitors include:

•	companies such as Coremetrics, Inc., Google Inc., Nedstat Ltd., Visual Sciences, Inc. (formerly WebSideStory, Inc.) and WebTrends Inc. that offer on-demand services;

•	software vendors such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Sane Solutions, LLC (acquired by Unica Corporation) and SAS Institute, Inc.;

•	online marketing service providers such as aQuantive, Inc., DoubleClick Inc. and 24/7 Real Media, Inc.; and

•	multivariate testing providers, including Offermatica, Optimost LLC, Memetrics, Kefta Inc. and [x + 1].

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

In addition, large software, Internet and database management companies may enter the market or enhance their web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and pre-existing relationships with our current and potential customers. For example, Google Inc. has a web analytics service that it offers free of charge and it has recently entered into an agreement to acquire DoubleClick Inc., one of our strategic partners. Further, Microsoft has announced its intention to create and market a web analytics service free of charge.

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

Our operations rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity increases significantly, our operations would be harmed. If we or our third-party data centers were to experience a major power outage, we would have to rely on back-up generators, which may not work properly, and their supply might be inadequate during a major power outage. Such a power outage could result in a disruption of our business.

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

We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 157 at December 31, 2004 to 465 at March 31, 2007. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our business will be harmed.

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

We may not be able to develop or maintain strategic relationships with third parties with respect to either technology integration or channel development for a number of reasons, including because of relationships with our competitors or prospective competitors. For example, we recently launched Omniture Genesis as part of our strategy to broaden our online business optimization platform. If we are unsuccessful in establishing or maintaining our strategic relationships with these and other third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer. Further, if search engine or other online marketing providers restrict access to their networks or increase the currently nominal prices they charge for the use of their application programming interfaces, our ability to deliver services of sufficiently high value to our customers at a profitable price will be negatively affected. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that these will result in increased customers or revenues.

  Because our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We currently maintain offices outside of the United States and currently have operations, sales personnel or independent consultants in several countries. In the first quarter of 2007, we acquired Instadia, which has its principal operations in Copenhagen, Denmark, and Touch Clarity, which has its principal operations in London, England. These acquisitions significantly increased the scope of our international operations. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	localization of our services, including translation into foreign languages and associated expenses;

•	dependence on certain third parties to increase customer subscriptions;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our results of operations generally.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing acquiring or integrating operations in other countries will produce desired levels of revenues or profitability.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 19 issued patents in the United States and one patent in the United Kingdom, as well as 50 United States and 35 related international patent applications pending. We cannot assure you that any patents will issue with respect to our current patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

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

  Our recent acquisitions of Instadia and Touch Clarity subject us to numerous risks associated with acquiring and integrating international companies and there can be no assurance that the anticipated benefits of such acquisitions will be realized.

In January 2007, we acquired Instadia, an enterprise, on-demand web analytics provider based in Copenhagen, Denmark. In March 2007, we acquired Touch Clarity, a provider of enterprise on-demand, automated, onsite behavioral targeting solutions based in London, England.

These two acquisitions may result in unforeseen operating difficulties and expenditures, and we can give no assurance that these two acquisitions or any future acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, product and service offerings, internal controls, disclosure controls, IT infrastructures, personnel and management teams, or operations of the acquired companies (particularly if the key personnel of the acquired company choose not to work for us). In addition, we may experience difficulty retaining the customers of any acquired business due to changes in management and ownership or relating to our ability to continue to support product and service offerings of acquired businesses. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Moreover, even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth.

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

  We intend to continue to acquire other companies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

As part of our business strategy, we expect to continue to make acquisitions of, or investments in, complementary services, technologies or businesses to address the need to develop new products and enhance existing products. We also may enter into relationships with other businesses in order to expand our service offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurances that these transactions, once undertaken and announced, will close.

Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of stock-based compensation, as well as restructuring charges. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions, such as our two recent European acquisitions, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use a substantial portion of our cash resources that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	assume or incur large charges or substantial liabilities, including payments to NetRatings under our agreement with it;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	become subject to adverse accounting or tax consequences, substantial depreciation, amortization, impairment or deferred compensation charges;

•	make severance payments and provide additional compensation to executives and other personnel;

•	incur charges related to the elimination of duplicative facilities or resources;

•	incur legal, accounting and financial advisory fees, regardless of whether the transaction is completed; and

•	become subject to intellectual property or other litigation.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may distract our directors, officers and employees, and entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we have acquired or may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

We also rely on representations made to us by our customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. Our customers also represent to us that they provide their website users the opportunity to “opt-out” of the information collection associated with our services. We do not audit our customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.

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

The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $19.23. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our executive officers, directors, five percent or greater stockholders and affiliated entities together beneficially own a majority of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to control most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that our Board of Directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Our initial public offering of common stock, or IPO, was made pursuant to a registration statement on Form S-1 (File No. 333-132987), with the SEC declared effective on June 27, 2006. In the offering, we sold an aggregate of 10,305,000 shares of common stock, including 1,605,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at a price of $6.50 per share. The offering did not terminate until after the sale of all of the securities registered by the registration statement. Morgan Stanley & Co. Incorporated acted as the sole book-running manager for the offering and Credit Suisse Securities (USA) LLC acted as co-lead manager. Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. acted as co-managers of the offering.
          As a result of the offering, we raised approximately $59.2 million, net of underwriting discounts, commissions and offering expenses. During the three months ended March 31, 2007, we used approximately $28.8 million of the net IPO proceeds to acquire Instadia, to pay a portion of the purchase price for Touch Clarity and to acquire certain intellectual property rights. We have invested the portion of the net IPO proceeds not required for immediate corporate needs in short-term, interest-bearing, investment grade securities.
ITEM 3. Defaults Upon Senior Securities
          None.
ITEM 4. Submission of Matters to a Vote of Security Holders
          None.
ITEM 5. Other Information
          None.
ITEM 6. Exhibits
          The exhibits required by Item 601 of Regulation S-K are listed below:

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith
2.1	Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative	8-K	000-52076	2.1	February 20, 2007

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith
4.2	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.2	June 9, 2006

4.3	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006

4.4	Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited	8-K	000-52076	2.1	February 20, 2007

10.1	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement dated May 14, 2007					X

10.2	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan used for Non-Employee Directors					X

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith
10.3	Separation Agreement entered into between the Registrant and John R. Pestana, dated March 28, 2007					X

10.4	Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007

10.5	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.6	Forms of Agreements under the Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.7	Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.8	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)
Date: May 15, 2007	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ Michael S. Herring
Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith
2.1	Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative	8-K	000-52076	2.1	February 20, 2007

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.2	June 9, 2006

4.3	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006

4.4	Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited	8-K	000-52076	2.1	February 20, 2007

10.1	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement dated May 14, 2007					X

10.2	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan used for Non-Employee Directors					X

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith
10.3	Separation Agreement entered into between the Registrant and John R. Pestana, dated March 28, 2007					X

10.4	Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007

10.5	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.6	Forms of Agreements under the Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.7	Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.8	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X