Form 10-Q
period 2007-06-30
Omniture, Inc.
filed 2007-08-10
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐            No ☑
There were 58,022,978 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on August 9, 2007.

OMNITURE, INC.
Form 10-Q for the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	June 30,
	2006	2007
		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$68,287	$93,640
Short-term investments	—	82,890
Accounts receivable, net of allowances of $2,039 and $4,035 at December 31, 2006 and June 30, 2007, respectively	24,126	33,823
Prepaid expenses and other current assets	1,571	1,566

Total current assets	93,984	211,919

Property and equipment, net	31,128	31,175
Intangible assets, net	9,796	35,287
Goodwill	—	48,251
Other assets	302	548

Total assets	$135,210	$327,180

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,586	$7,209
Accrued liabilities	11,435	13,208
Current portion of deferred revenues	21,885	33,175
Current portion of notes payable	5,997	4,679
Current portion of capital lease obligations	53	386
Deferred consideration related to business acquisition	—	25,379

Total current liabilities	41,956	84,036
Deferred revenues, less current portion	2,170	2,542
Notes payable, less current portion	4,117	2,811
Capital lease obligations, less current portion	24	286
Other liabilities	518	1,239
Commitments and contingencies
Stockholders’ equity:
Common stock	47	57
Additional paid-in capital	127,380	283,488
Deferred stock-based compensation	(2,172)	(1,656)
Accumulated other comprehensive income (loss)	9	(282)
Accumulated deficit	(38,839)	(45,341)

Total stockholders’ equity	86,425	236,266

Total liabilities and stockholders’ equity	$135,210	$327,180

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Revenues:
Subscription	$17,598	$30,604	$33,138	$57,924
Professional services and other	1,226	2,875	2,122	4,708

Total revenues	18,824	33,479	35,260	62,632

Cost of revenues:
Subscription	6,804	11,032	12,911	20,492
Professional services and other	757	1,717	1,428	2,995

Total cost of revenues	7,561	12,749	14,339	23,487

Gross profit	11,263	20,730	20,921	39,145

Operating expenses:
Sales and marketing	8,605	15,343	16,786	28,667
Research and development	2,076	3,969	4,048	7,112
General and administrative	2,568	5,873	5,418	10,259

Total operating expenses	13,249	25,185	26,252	46,038

Loss from operations	(1,986)	(4,455)	(5,331)	(6,893)
Interest income	174	835	372	1,471
Interest expense	(415)	(244)	(617)	(501)
Other expense	(32)	(114)	(62)	(467)

Loss before provision for income taxes	(2,259)	(3,978)	(5,638)	(6,390)
Provision for income taxes	24	78	51	112

Net loss	$(2,283)	$(4,056)	$(5,689)	$(6,502)

Net loss per share, basic and diluted	$(0.16)	$(0.08)	$(0.40)	$(0.13)
Weighted-average number of shares, basic and diluted	14,168	49,791	14,068	48,772
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(5,689)	$(6,502)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,897	9,304
Stock-based compensation	1,220	5,704
Loss on disposal of property and equipment	—	10
Loss on foreign currency forward contract	—	243
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,235)	(8,045)
Prepaid expenses and other assets	(2,501)	681
Accounts payable	3,556	4,214
Accrued and other liabilities	(1,373)	(1,019)
Deferred revenues	3,233	8,517

Net cash (used in) provided by operating activities	(1,892)	13,107
Cash flows from investing activities:
Purchases of short-term investments	—	(83,846)
Sale of short-term investments	—	1,000
Purchases of property and equipment	(11,224)	(5,286)
Purchases of intangible assets	(99)	(2,574)
Payment related to foreign currency forward contract	—	(337)
Business acquisitions, net of cash acquired	—	(38,131)

Net cash used in investing activities	(11,323)	(129,174)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	1,149
Proceeds from employee stock purchase plan	—	99
Proceeds from issuance of common stock, net of issuance costs	—	143,104
Proceeds from issuance of notes payable	9,608	397
Principal payments on notes payable and capital lease obligations	(2,246)	(3,368)

Net cash provided by financing activities	7,387	141,381
Effect of exchange rate changes on cash and cash equivalents	—	39

Net (decrease) increase in cash and cash equivalents	(5,828)	25,353
Cash and cash equivalents at beginning of period	22,196	68,287

Cash and cash equivalents at end of period	$16,368	$93,640

See accompanying notes to the condensed consolidated financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business
          Omniture, Inc. (the “Company”) was incorporated in Delaware in August 1999, and has its principal offices located in Orem, Utah. The Company began providing its enterprise on-demand online business optimization services in February 2001. The Company is a leading provider of online business optimization services, which customers use to manage and enhance online, offline and multi-channel business initiatives. The Company’s online business optimization software, which is hosted and delivered to customers on-demand, consists of Omniture SiteCatalyst, the Company’s flagship service, and Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter and Omniture TouchClarity services.
          The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or any other period.
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
Common Stock Offering
          In June 2007, the Company completed a common stock offering (the “June 2007 Offering”) in which the Company sold and issued 8,376,250 shares of its common stock, including 1,226,250 shares sold by the Company pursuant to the underwriters’ full exercise of its over-allotment option, at an issuance price of $18.15 per share. As a result of this stock offering, the Company raised approximately $143,439,000, in net proceeds after deducting underwriting discounts and commissions of $8,590,000 and before deducting offering expenses. As of June 30, 2007, estimated offering expenses related to the June 2007 Offering were $1,105,000, of which $770,000 were unpaid.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Cash and Cash Equivalents and Short-term Investments
          Cash and cash equivalents consist of cash on deposit with banks, money market funds and highly liquid debt securities with an original maturity of 90 days or less. Short-term investments include debt securities with an original maturity greater than 90 days and auction rate securities. The Company classifies its investments in debt securities as available-for-sale and realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses on available-for-sale securities are recorded to other comprehensive income (loss), a component of stockholders’ equity. At June 30, 2007, the Company recorded an unrealized loss of $67,000 related to its available-for-sale securities. Interest on securities classified as available-for-sale is included as a component of interest income.
Comprehensive Loss
          Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders. The following table sets forth the calculation of comprehensive loss:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
	(unaudited)
Net loss	$(2,283)	$(4,056)	$(5,689)	$(6,502)
Net foreign currency translation gain (loss)	10	(103)	1	(224)
Unrealized loss on available-for-sale securities	—	(67)	—	(67)

Comprehensive loss	$(2,273)	$(4,226)	$(5,688)	$(6,793)

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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
2. Acquisitions
Instadia A/S
          On January 18, 2007, the Company acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand web analytics services based in Copenhagen, Denmark. The Company purchased Instadia to acquire its existing customer base, key personnel and technology. The aggregate purchase price was approximately $14,354,000, which included the payment of cash, restructuring charges and acquisition-related costs. The results of operations of Instadia are included in the Company’s results of operations beginning immediately after the acquisition date.
          The restructuring charges recorded in conjunction with the acquisition totaled $2,438,000 and related to severance payments and severance-related benefits associated with the termination of nine former Instadia employees, primarily in the research and development and administrative functions, and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Of the $2,438,000 in total restructuring charges, approximately $2,347,000 had been paid at June 30, 2007.
          In February 2007, the Company elected to make an additional license payment to NetRatings of $319,000 related to the Instadia acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. This additional license payment is included in the aggregate purchase price of Instadia.
          The following table summarizes the allocation of the purchase price for Instadia and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,033
Property and equipment	193
Other assets	73
Acquired intangibles:
Existing technology (four-year estimated useful life)	600
Customer contracts and related relationships (seven-year estimated useful life)	4,400
Non-compete agreements (two-year estimated useful life)	600
Patent license (five-year estimated useful life)	148
Goodwill	10,448

Total assets acquired	18,495
Current liabilities	3,378
Long-term liabilities	763

Total liabilities assumed	4,141

Net assets acquired	$14,354

          Goodwill decreased by $60,000 from March 31, 2007 to June 30, 2007, primarily due to differences between the actual costs incurred for certain acquisition-related expenses and the estimated amounts accrued for these costs at March 31, 2007.
          Because the cash consideration associated with the acquisition was denominated in Danish krone, in December 2006, the Company entered into a foreign currency forward exchange contract with a financial institution to protect against currency exchange rate risk associated with this transaction. Upon the settlement of this foreign currency forward exchange contract, in January 2007, the Company recognized a realized loss of $337,000 in its condensed consolidated statement of operations, of which $94,000 was recognized as an unrealized loss in the year ended December 31, 2006 and the remaining $243,000 was recognized during the three months ended March 31, 2007.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Touch Clarity Limited
          On March 1, 2007, the Company acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise, on-demand, automated onsite behavioral targeting and optimization solutions, based in London, England. The Company purchased Touch Clarity to acquire key personnel and technology. The results of operations of Touch Clarity are included in the Company’s results of operations beginning immediately after the acquisition date.
          The preliminary aggregate purchase price was approximately $59,251,000, which consisted of (1) initial cash consideration of $16,000,000 paid upon the closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) additional deferred consideration of $33,579,000, which is to be paid no later than November 30, 2007 in the Company’s common stock, cash, or a combination of stock and cash, at the Company’s discretion, and (5) a license payment to NetRatings of approximately $453,000 made in April 2007 related to the Touch Clarity acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.
          In accordance with the terms of the Touch Clarity Stock Purchase Agreement, the Company paid $8,200,000 of the deferred consideration in the form of cash upon the completion of the June 2007 Offering. At June 30, 2007, $25,379,000 of deferred consideration had not yet been paid. For the portion of this remaining deferred consideration that will be paid through the issuance of the Company’s common stock, the number of shares of common stock will be determined based on a 5% discount to the Company’s share price at or about the time of issuance (based on a 5-day trailing average closing price) (see Note 10). The Company may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008, contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          Upon closing of the acquisition, the Company cancelled all existing outstanding Touch Clarity stock options and issued replacement options to purchase the Company’s common stock (the “Replacement Options”), with effectively the same intrinsic value at the acquisition date as the cancelled options. The $7,322,000 fair value of the Replacement Options included in the purchase price represents the value of that portion of the Replacement Options already vested by the recipients at the acquisition date.
          The following table summarizes the preliminary allocation of the purchase price for Touch Clarity and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,356
Property and equipment	1,374
Other assets	127
Acquired intangibles:
Existing technology (seven-year estimated useful life)	14,300
Customer contracts and related relationships (seven-year estimated useful life)	3,700
Core technology (six-year estimated useful life)	3,300
Patent license (five-year estimated useful life)	166
Goodwill	37,803

Total assets acquired	63,126
Current liabilities	3,680
Long-term liabilities	195

Total liabilities assumed	3,875

Net assets acquired	$59,251

          Goodwill increased by $272,000 from March 31, 2007 to June 30, 2007, primarily due to increased acquisition-related costs.
          The determination of the final purchase price is subject to potential adjustments. The purchase price allocation could differ from that reflected above after the review of all assets and liabilities, including income taxes, has been completed. The final purchase price allocation is expected to be completed by September 30, 2007. The Company does not expect any changes to the purchase price allocation to materially increase or decrease depreciation and amortization expense, but they may have a material effect on the amount of recorded goodwill.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following unaudited pro forma information presents the consolidated results of operations of the Company and Touch Clarity as if the acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Revenues	$19,664	$33,479	$36,747	$63,160
Loss from operations	(4,138)	(4,455)	(9,506)	(9,032)
Net loss	(4,632)	(4,056)	(10,244)	(8,788)
Net loss per share, basic and diluted	$(0.33)	$(0.08)	$(0.73)	$(0.18)
3. Stock-based Compensation
Equity Incentive Plans
          In connection with the closing of the acquisition of Touch Clarity, the Company assumed the Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002 (the “Touch Clarity UK Plan”) and the Touch Clarity Limited 2006 U.S. Plan (the “Touch Clarity U.S. Plan”). Holders of outstanding stock options to purchase Touch Clarity common stock received Replacement Options to purchase a total of 746,234 shares of Omniture common stock. The Replacement Options will continue to be subject to the terms and conditions applicable to the Touch Clarity options in existence immediately prior to the closing of the acquisition, except that the number of shares subject to options and relative exercise prices were adjusted pursuant to the option exchange ratio provided for in the purchase agreement. These options typically vest in equal monthly installments over a one to four year period from the date of grant of the original option and expire ten years from the original grant date. The Company will not grant additional stock options under these substituted plans.
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
          The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the three and six months ended June 30, 2007, 128,587 and 257,484, respectively, shares of common stock subject to repurchase became vested. At June 30, 2007, the Company had recorded a liability of approximately $182,000 relating to 706,785 unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.
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
          During the three months ended March 31, 2007, the Company increased the number of authorized shares of common stock available for issuance under the 2006 Plan by 2,415,196 pursuant to the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan. At June 30, 2007, a total of 1,054,057 shares of common stock were available for grant under the Company’s stock option plans.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
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
Valuation of Stock Options
          In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The expected option term for options granted during the six months ended June 30, 2006 and 2007 was calculated using the simplified method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the six months ended June 30, 2006 and 2007 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporated historical volatility of similar entities whose share prices were publicly available. The Company used the historical stock volatilities of similar entities due to the lack of sufficient historical data of the Company’s stock price as a result of its initial public offering in 2006. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.
          During the three months ended June 30, 2006 and 2007, the Company recorded compensation expense related to these stock option awards totaling $445,000 and $3,575,000, respectively, and $497,000 and $5,219,000 during the six months ended June 30, 2006 and 2007, respectively. At June 30, 2007, there was $41,220,000 of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.4 years.
          The fair value of stock option awards granted during the six months ended June 30, 2006 and 2007 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Six Months
	Ended June 30,
	2006	2007
Expected volatility	64%	43%-60%
Expected term (in years)	5.8-7.0	4.0-6.1
Risk-free interest rate	4.6%-5.1%	4.5%-4.9%
Expected dividends	—	—
          During the three months ended June 30, 2007, the Company’s estimated volatility decreased from 60% to 43%. This decrease was due to (1) a replacement of one of the peer entities the Company used to calculate historical volatility because the entity no longer has publicly traded stock and (2) a change in the time period that the Company uses to calculate its peer companies’ historical stock volatility to more closely reflect the expected life of the Company’s options.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Stock Option Activity
          The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2007:

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Outstanding	Exercise Price	Term	Intrinsic
	Options	Per Share	(in Years)	Value(3)
				(in thousands)
Outstanding at January 1, 2007	8,628,795	$4.82
Granted (1)	2,594,999	17.83
Substituted in connection with the acquisition of Touch Clarity	746,234	0.79
Exercised	(914,933)	1.25
Canceled	(208,089)	9.24

Outstanding at June 30, 2007	10,847,006	7.87	7.9	$163,208

Vested and expected to vest at June 30, 2007 (2)	5,973,437	12.17	9.3	$64,211

Exercisable at June 30, 2007	2,590,443	1.44	4.7	$55,633

(1)	Includes 50,000 stock appreciation rights granted during the three months ended June 30, 2007.

(2)	Includes only options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

(3)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at June 30, 2007.
          Additional information related to stock option activity during the six months ended June 30, 2006 and 2007 is as follows:

	Six Months
	Ended June 30,
	2006	2007
Weighted-average, grant-date fair value of stock options granted	$5.27	$10.78	(1)
Weighted-average exercise price of stock options granted	$7.70	$17.83	(1)
Aggregate intrinsic value of stock options exercised (in thousands) (2)	$1,853	$13,731
Fair value of stock options vested (in thousands) (3)	$217	$1,483
Weighted-average, grant-date fair value of stock options forfeited (3)	$5.32	$13.14
Number of stock options forfeited (3)	11,250	168,433

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.

(2)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the closing market price of the Company’s common stock at the date of exercise.

(3)	Includes only options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Deferred Stock-based Compensation
          Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. Because there was no public market for the Company’s common stock, the Company’s Board of Directors determined the fair value of the common stock based upon several factors including, but not limited to, the Company’s operating and financial performance, private sales of the Company’s convertible preferred stock between third parties and issuances of convertible preferred stock. In 2005, the Company recorded deferred stock-based compensation of $3,801,000 relating to options to purchase 2,238,673 shares of common stock granted with an exercise price less than the deemed fair value of the common stock, which is being amortized on a straight-line basis over the vesting period of the employee stock options, which is generally four years. The Company recorded stock-based compensation expense related to these stock options of $247,000 and $244,000 for the three months ended June 30, 2006 and 2007, respectively, and $497,000 and $485,000 for the six months ended June 30, 2006 and 2007, respectively.
          The Company reversed deferred stock-based compensation related to the cancellation of unvested options for terminated employees in the amounts of $64,000 and $31,000 for the six months ended June 30, 2006 and 2007, respectively. At June 30, 2007, $1,656,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
Stock-based Compensation Expense
          Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Cost of subscription revenues	$39	$434	$56	$727
Cost of professional services and other revenues	12	106	16	210
Sales and marketing	248	1,540	342	2,215
Research and development	129	687	226	1,070
General and administrative	264	1,052	580	1,482

	$692	$3,819	$1,220	$5,704

Warrants
          In January 2007, a third party exercised in full a warrant to purchase 42,000 shares of common stock under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 41,671 shares of common stock.
4. Concentrations of Credit Risk and Significant Customers
          No customer accounted for 5% or greater of accounts receivable at December 31, 2006 and June 30, 2007, respectively. America Online and certain of its affiliated entities accounted for 11% of total revenues for the three and six months ended June 30, 2006. No other customer accounted for more than 10% of total revenues during the three and six months ended June 30, 2006 and no customer accounted for more than 10% of total revenues during the three and six months ended June 30, 2007.
          At December 31, 2006 and June 30, 2007, tangible assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues for the three and six months ended June 30, 2006 and 2007. Subscription revenues accounted for 93% and 91% of total revenues for the three months ended June 30, 2006 and 2007, respectively, and 94% and 92% of total revenues for the six months ended June 30, 2006 and 2007, respectively.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Revenues from customers within the United States	$15,739	$24,709	$29,825	$47,257
Revenues from customers outside the United States	3,085	8,770	5,435	15,375

Total revenues	$18,824	$33,479	$35,260	$62,632

Revenues from customers outside the United States as a percentage of total revenues	16%	26%	15%	25%
5. Net Loss Per Share
          The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Numerator:
Net loss	$(2,283)	$(4,056)	$(5,689)	$(6,502)

Denominator:
Weighted-average common shares outstanding	14,809	50,544	14,735	49,584
Weighted-average common shares outstanding subject to repurchase	(641)	(753)	(667)	(812)

Denominator for basic and diluted net loss per share	14,168	49,791	14,068	48,772

          The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Common shares outstanding subject to repurchase	628	743	653	801
Employee stock options	5,540	5,368	5,754	5,468
Warrants	424	240	472	241
Convertible preferred stock	21,678	—	21,676	—

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
6. Balance Sheet Accounts
     Intangible Assets
          Intangible assets consisted of the following (in thousands):

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$—	$—	$—
Patent licenses	10,199	(1,356)	8,843
Customer contracts and related relationships	—	—	—
Other	1,777	(824)	953
Non-compete agreements	—	—	—

	$11,976	$(2,180)	$9,796

	June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$18,200	$(927)	$17,273
Patent licenses	11,213	(2,143)	9,070
Customer contracts and related relationships	8,100	(416)	7,684
Other	1,777	(992)	785
Non-compete agreements	600	(125)	475

	$39,890	$(4,603)	$35,287

          The Company is amortizing its intangible assets on a straight-line basis over a period of two to eight years. The weighted-average remaining amortization period of total intangible assets was 5.7 years and 6.2 years at December 31, 2006 and June 30, 2007, respectively. Amortization expense related to intangible assets was $411,000 and $1,541,000 during the three months ended June 30, 2006 and 2007, respectively, and $809,000 and $2,447,000 during the six months ended June 30, 2006 and 2007, respectively. At June 30, 2007, the Company expects to recognize future amortization expense on intangible assets as follows (in thousands):

Remaining six months in 2007	$3,051
2008	6,083
2009	5,779
2010	5,460
2011	5,307
Thereafter	9,607

$35,287

     Accrued Liabilities
          Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2006	2007
Patent license and settlement costs	$3,831	$1,951
Accrued bonuses and commissions	3,311	3,225
Other accrued liabilities	4,293	8,032

	$11,435	$13,208

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
7. Notes Payable
          Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	June 30,
	Rate	Date	2006	2007
Draw on equipment line of credit	5.00%	Aug. 2007	$940	$235
Draw on equipment line of credit	5.06	Oct. 2007	752	301
Draw on equipment line of credit	4.81	Oct. 2007	603	241
Draw on revolving line of credit	variable rate	Dec. 2007	500	500
Draw on second equipment facility	7.55	Jan. 2009	1,389	1,055
Draw on second equipment facility	7.77	Feb. 2009	794	611
Draw on second equipment facility	8.03	Mar. 2009	1,500	1,167
Draw on second equipment facility	8.38	April 2009	1,684	1,323
Draw on second equipment facility	8.79	June 2009	1,952	1,562
Bank note payable	9.07	April 2010	—	391
Other notes payable	variable rate	May 2009	—	104

			10,114	7,490
Less: current portion			(5,997)	(4,679)

Notes payable, excluding current portion			$4,117	$2,811

          In 2004, the Company entered into an equipment line of credit agreement for $10,000,000 (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 12-month draw period, which expired on August 5, 2005, and a 36-month repayment period for each draw.
          In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment decreased the committed credit limit under the Equipment Line of Credit to $7,352,000, which was equal to the outstanding principal balance at the time of the amendment. Accordingly, the Equipment Line of Credit allows for no further draws. The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”). The Revolving Line could be drawn upon, up to the lesser of $10,000,000 or the eligible borrowing base as defined in the 2005 Amendment, until its maturity date of December 2007. Borrowings under the Revolving Line bear annual interest at a variable rate equal to the prime interest rate plus a factor based on the Company’s liquidity ratio as defined in the 2005 Amendment, which equated to a rate of 8.25% and 8.75% at December 31, 2006 and June 30, 2007, respectively. Interest is payable monthly.
          In January 2006, the Company entered into a second amendment (the “2006 Amendment”) of the Equipment Line of Credit, which provided for a second equipment facility of up to $10,000,000, and reduced the total amount available for draw under the Revolving Line to $5,000,000. The second equipment facility allowed for the finance or refinance of equipment through March 31, 2007. Each draw under the 2006 Amendment has a 36-month repayment period and accrues interest at a rate based on the U.S. Treasury Bill Rate, plus a factor determined by the Company’s Quick Ratio, as described in the 2006 Amendment, at the time of the draw. The maximum combined outstanding principal balance from borrowings under the Equipment Line of Credit, the 2005 Amendment and the 2006 Amendment cannot exceed $15,000,000. The 2006 Amendment modified or eliminated certain covenants in the 2005 Amendment. In April 2006 and again in May 2007, the Company amended the agreement to modify certain financial covenants. At June 30, 2007, the Company was not in compliance with a financial covenant contained in the agreement, as amended, and obtained a waiver from the lender with respect to compliance with this covenant.
          During the three months ended June 30, 2007 the Company entered into an unsecured bank note in the amount of $397,000, which is repayable in 36 monthly installments. At June 30, 2007, the Company was in technical default under this note agreement due to delayed payments and obtained a waiver from the lender related to this default. The Company subsequently paid all amounts in arrears.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The aggregate maturities of notes payable at June 30, 2007 were as follows (in thousands):

Year Ending December 31,
Remaining six months in 2007	$2,998
2008	3,363
2009	1,091
2010	38

$7,490

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
          Historically, the Company’s tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. At December 31, 2006, there were no material unrecognized tax benefits. Any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the three and six months ended June 30, 2007, there was no change in the amount of unrecognized tax benefits, and the Company does not expect significant changes during the next twelve months. For the three and six months ended June 30, 2007, the Company did not recognize any interest and penalties related to income taxes, and the Company does not currently accrue for interest and penalties. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.
          The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2002 through 2006 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.
          The Company recorded a provision for income taxes of $24,000 and $78,000 for the three months ended June 30, 2006 and 2007, respectively, and $51,000 and $112,000 for the six months ended June 30, 2006 and 2007, respectively, primarily related to foreign and state income taxes.
9. Commitments and Contingencies
     Litigation Settlement
          On February 28, 2006, the Company signed a settlement and patent license agreement under which it licensed all issued patents and pending patent applications owned or controlled by NetRatings, Inc. (“NetRatings”), and NetRatings agreed to release all claims covered by a patent infringement lawsuit that it brought against the Company in May 2005. In return, the Company agreed to make periodic payments to NetRatings totaling $10,000,000 (“Committed Payments”) over the period from the signing date of the agreement through December 2007. In accordance with the agreement, the Company was also required to make an additional $4,000,000 payment (“Contingent Payment”) to NetRatings upon the completion of its initial public offering in July 2006. At June 30, 2007, the amount outstanding related to this settlement and patent license agreement, discounted to its net present value, was $1,951,000.

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
          Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	June 30,
	2006	2007
Gross	$293	$1,177
Less accumulated amortization	(219)	(473)

Net carrying amount	$74	$704

          The future minimum lease payments under noncancellable capital and operating leases at June 30, 2007 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
Remaining six months in 2007	$295	$1,236
2008	280	2,309
2009	149	2,070
2010	27	1,804
Thereafter	—	443

Total minimum lease payments	751	$7,862

Less: imputed interest	(79)

Present value of minimum lease payments	672
Less: current portion	(386)

Capital lease obligations, less current portion	$286

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
     Legal Matters
          The Company is and may become involved in various legal proceedings arising from the normal course of its business activities. Management does not believe the ultimate disposition of any current matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
10. Subsequent Event
          At June 30, 2007, the Company’s remaining payment obligation to the former Touch Clarity shareholders in connection with the acquisition of Touch Clarity was approximately $25,379,000, of which $13,000 was used to pay certain post-closing expenses of the former Touch Clarity shareholders. Subject to the terms of the Touch Clarity acquisition, on August 8, 2007 the Company determined to pay the remaining portion of the consideration by (i) the payment of $5,290,000 in cash and (ii) the issuance of an aggregate of approximately $20,076,000 of the Company’s common stock, or approximately 836,590 shares, subject to adjustment under the conditions described below.
          In connection with the issuance of the shares, the Company agreed to file with the SEC a registration statement on Form S-3 to cover resales of the shares. The Company expects that the shares will become eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in that certain registration rights agreement, dated February 14, 2007, among the Company and the former shareholders of Touch Clarity.
          Pursuant to the terms of the Touch Clarity acquisition, the number of shares of common stock that the Company determined to issue was based on a 5% discount to the average closing sale price of one share of the Company’s common stock quoted on The NASDAQ Global Market for the five consecutive trading days ending with and including the fifth trading day immediately preceding the date that the registration statement becomes effective. The Company anticipates that the registration statement will become effective on August 15, 2007. In the event of any delay in the effectiveness of the registration statement, the number of shares to be issued by the Company is subject to change in accordance with the above-described formula.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We may also make forward-looking statements in other reports filed with the U.S. Securities and Exchange Commission, or SEC, in materials delivered to stockholders and in press releases. In addition, our representatives may from time to time make oral forward-looking statements.
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
          Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should carefully review the risk factors described in other documents that we file from time to time with the SEC.
          The reports we file with the SEC are available, free of charge, on the Investor Relations page of our Internet website under “SEC Filings,” as soon as reasonably practicable after we file electronically such material with the SEC. Our Internet website address is http://www.omniture.com. Information on our website does not constitute a part of this quarterly report on Form 10-Q.
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
          We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $3.7 million in 2002 to $79.7 million in 2006, representing an average annual growth rate of approximately 115%. Our revenues for the six months ended June 30, 2007 were $62.6 million. Our total cost of revenues and total operating expenses have increased from $5.0 million in 2002 to $87.9 million in 2006. For the six months ended June 30, 2007, our total cost of revenues and total operating expenses were $69.5 million. Our loss from operations was $1.2 million in 2002, and declined from $17.4 million in 2005 to $8.1 million in 2006. Our loss from operations increased from $5.3 million for the six months ended June 30, 2006 to $6.9 million for the six months ended June 30, 2007. Our net loss has increased from $1.4 million in 2002 to $7.7 million in 2006. Our net loss increased from $5.7 million for the six months ended June 30, 2006 to $6.5 million for the six months ended June 30, 2007. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2002 have been derived from subscription fees for our services, which represented approximately 96% of total revenues in 2005, 94% of total revenues in 2006 and 92% of total revenues for the six months ended June 30, 2007.
          We provide our online business optimization services to businesses in 85 countries. During all of 2006, our services captured approximately 1.4 trillion transactions, and during the six months ended June 30, 2007 our services captured approximately one trillion transactions for approximately 2,500 customers.
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
Recent Acquisitions
          In January 2007, we acquired all of the outstanding voting stock of Instadia A/S, a provider of enterprise, on-demand web analytics services based in Copenhagen, Denmark. We purchased Instadia to acquire its existing customer base, key personnel and technology. The aggregate purchase price was approximately $14.4 million, which included the payment of cash, restructuring charges and acquisition-related costs. The results of operations of Instadia are included in our results of operations beginning immediately after the acquisition date.
          In March 2007, we acquired all of the outstanding voting stock of Touch Clarity Limited, a provider of enterprise, on-demand, automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $59.3 million, which consisted of (1) initial cash consideration of $16.0 million paid upon the closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) additional deferred consideration of $33.6 million, which is to be paid no later than November 30, 2007 in our common stock, cash, or a combination of stock and cash, at our discretion, and (5) a license payment to NetRatings of approximately $0.5 million made in April 2007 related to the Touch Clarity acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.
          In accordance with the terms of the Touch Clarity acquisition, we paid $8.2 million of the deferred consideration to the former Touch Clarity shareholders in the form of cash upon the completion of our June 2007 common stock offering. At June 30, 2007, the Company’s remaining payment obligation to the former Touch Clarity shareholders in connection with the acquisition of Touch Clarity was approximately $25.4 million. Subject to the terms of the Touch Clarity acquisition, on August 8, 2007 the Company determined to pay the remaining portion of the consideration by (i) the payment of $5.3 million in cash and (ii) the issuance of an aggregate of $20.1 million of the Company’s common stock, or approximately 836,590 shares, subject to adjustment under the conditions described below. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008 contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          In connection with the issuance of the shares, the Company agreed to file with the SEC a registration statement on Form S-3 to cover resales of the shares. The Company expects that the shares will become eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in that certain registration rights agreement, dated February 14, 2007, among the Company and the former shareholders of Touch Clarity.
          Pursuant to the terms of the Touch Clarity acquisition, the number of shares of common stock that the Company determined to issue was based on a 5% discount to the average closing sale price of one share of the Company’s common stock quoted on The NASDAQ Global Market for the five consecutive trading days ending with and including the fifth trading day immediately preceding the date that the registration statement becomes effective. The Company anticipates that the registration statement will become effective on August 15, 2007. In the event of any delay in the effectiveness of the registration statement, the number of shares to be issued by the Company is subject to change in accordance with the above-described formula.
How We Generate Revenues
          Our revenues are classified into two types: subscription revenues and professional services and other revenues. Subscription revenues accounted for 96% of total revenues in 2005, 94% of total revenues in 2006 and 92% of total revenues in the six months ended June 30, 2007.
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
          We generally bill customers for our Omniture SearchCenter services based on either a committed minimum number of bid reviews tracked on a monthly basis, or as a fixed percentage of our customer’s monthly online advertising spending managed through our SearchCenter Services. We generally consider a bid review to be each instance where our SearchCenter services check or change a customer’s bids on their keyword or product listing. Most of our customer contracts provide for additional fees for bid reviews in excess of a stated quantity during a month.
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
Cost of Revenues and Operating Expenses
          Cost of Revenues. Cost of subscription revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel and amortization of intangible assets. Cost of subscription revenues will, absent any impairment, include $4.1 million in annual amortization of existing acquired intangible assets through 2010 and decreasing amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.
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
          Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses will, absent any impairment, also include $1.1 million in annual amortization of acquired customer-related intangible assets through 2013 and decreasing amounts thereafter through March 31, 2015.
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
          We allocate overhead such as rent and other occupancy costs, telecommunications charges and non-network related depreciation to all departments based on headcount. As a result, general overhead expenses are reflected in each cost of revenues and operating expense item. Our cost of revenues and operating expenses also include stock-based compensation expenses related to the following: (1) the fair value of stock options issued to employees on or after January 1, 2006; (2) stock options issued to employees prior to 2006 in situations in which the exercise price was less than the deemed fair value of our common stock on the date of grant; and (3) stock options issued to non-employees.
Trends in Our Business and Results of Operations
          Our business has grown rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased subscription revenues from existing customers. To date, we have derived a substantial majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. We expect that revenues associated with our current and future services other than Omniture SiteCatalyst will continue to increase over time and continue to reduce the percentage of total revenues generated by Omniture SiteCatalyst.
          In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will continue to increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 11% of total revenues for 2005 to 17% of total revenues for 2006 and 25% of total revenues for the six months ended June 30, 2007. Additionally, we expect the percentage of total revenues derived from our largest customers to further decrease over time, as a result of continued expansion of our customer base.
          If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Over the past year our gross margins have increased from 59% for the six months ended June 30, 2006 to 63% for the six months ended June 30, 2007, primarily due to more efficient utilization of our network hardware. We are seeking to achieve further economies of scale as we continue expanding our network infrastructure, resulting in a reduction over time of network operations costs as a percentage of total revenues, although improvements in future gross margins are not expected to occur at the same rate experienced from the six months ended June 30, 2006 to the six months ended June 30, 2007.
          During the six months ended June 30, 2007, we leased a small portion of our equipment requirements under operating leases provided by third-party financing sources and expect the percentage of our overall equipment requirements acquired under operating leases to increase for the remainder of 2007. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures will be reduced to the extent we utilize operating leases.
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
          We have also experienced, and expect to continue to experience, rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 33 at December 31, 2002 to 531 at June 30, 2007. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of the Instadia and Touch Clarity personnel and any future acquisitions.
          We plan to continue investing heavily in sales and marketing by increasing the number of direct sales personnel and the number of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. We expect that sales and marketing expenses will continue to increase in absolute dollars and remain our largest operating expense category. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salesperson becomes more fully utilized and revenues can be recognized. At least through March 31, 2015, we expect sales and marketing expenses to be negatively affected due to customer-related intangible assets acquired as part of the Instadia and Touch Clarity acquisitions.
          We expect research and development expenses to continue to increase in absolute dollars as we continue to enhance our existing services and to expand our available service offerings. We also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the Touch Clarity acquisition.
          We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business and operate as a public company.
          We expect stock-based compensation expenses to continue to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At June 30, 2007, there was $41.2 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.4 years.
          During the six months ended June 30, 2007, we completed the acquisitions of Instadia and Touch Clarity. In the future, as part of our overall growth strategy we expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.
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
Results of Operations
          The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Revenues:
Subscription	93%	91%	94%	92%
Professional services and other	7	9	6	8

Total revenues	100	100	100	100
Cost of revenues:
Subscription	36	33	37	32
Professional services and other	4	5	4	5

Total cost of revenues	40	38	41	37

Gross margin	60	62	59	63
Operating expenses:
Sales and marketing	46	46	48	46
Research and development	11	12	11	11
General and administrative	14	17	15	17

Total operating expenses	71	75	74	74

Loss from operations	(11)	(13)	(15)	(11)
Interest income	1	2	1	3
Interest expense	(2)	(1)	(2)	(1)
Other expense	—	—	—	(1)

Loss before provision for income taxes	(12)	(12)	(16)	(10)
Provision for income taxes	—	—	—	—

Net loss	(12)%	(12)%	(16)%	(10)%

     Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Subscription	$17,598	$30,604	74%	$33,138	$57,924	75%
Professional services and other	1,226	2,875	135	2,122	4,708	122

Total revenues	$18,824	$33,479	78%	$35,260	$62,632	78%

          Subscription revenues increased $13.0 million and $24.8 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the growth in the number of customers for our subscription services, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data. Professional services and other revenues increased $1.6 million and $2.6 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services and additional staffing available to provide consulting and training services to support increased customer demand.
          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Revenues from customers within the United States	$15,739	$24,709	57%	$29,825	$47,257	58%
Revenues from customers outside the United States	3,085	8,770	184	5,435	15,375	183

Total revenues	$18,824	$33,479	78%	$35,260	$62,632	78%

Revenues from customers outside the United States as a percentage of total revenues	16%	26%		15%	25%
          Revenues from customers outside of the United States grew from 16% of total revenues during the three months ended June 30, 2006 to 26% of total revenues during the three months ended June 30, 2007 and from 15% of total revenues during the six months ended June 30, 2006 to 25% of total revenues during the six months ended June 30, 2007 as a result of our ongoing efforts to expand the size of our sales force and increase the number of locations outside of the United States where we conduct business, as demonstrated by our acquisitions of Instadia and Touch Clarity. No single foreign country accounted for more than 10% of total revenues during the three and six months ended June 30, 2006 and 2007.
          America Online and certain of its affiliated entities accounted for 11% of total revenues for the three and six months ended June 30, 2006. No other customer accounted for more than 10% of total revenues during the three and six months ended June 30, 2006 and no customer accounted for more than 10% of total revenues during the three and six months ended June 30, 2007. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with other entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually.
     Cost of Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Subscription	$6,804	$11,032	62%	$12,911	$20,492	59%
Professional services and other	757	1,717	127	1,428	2,995	110

Total cost of revenues	$7,561	$12,749	69%	$14,339	$23,487	64%

          The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Subscription	39%	36%	39%	35%
Professional services and other	62%	60%	67%	64%
          Cost of subscription revenues increased $4.2 million from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to a $1.2 million increase in co-location costs associated with housing and operating network hardware, a $1.1 million increase in employee salaries and benefits and related costs and a $0.5 million increase in depreciation related to purchases of network infrastructure equipment, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. Our cost of subscription revenues also increased by $0.4 million from stock-based compensation expense and by $0.7 million for the amortization of intangible assets acquired in the Instadia and Touch Clarity acquisitions.
          Cost of subscription revenues increased $7.6 million from the six months ended June 30, 2006 to the six months ended June 30, 2007, primarily due to a $2.3 million increase in co-location costs associated with housing and operating network hardware, a $1.9 million increase in employee salaries and benefits and related costs and a $1.2 million increase in depreciation related to additional investment in our network infrastructure hardware, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase was also partially due to $0.9 million in amortization of the intangible assets acquired in the Instadia and Touch Clarity acquisitions and a $0.7 million increase in stock-based compensation.
          Gross margin associated with subscription revenues increased to 64% for the three months ended June 30, 2007 from 61% for the three months ended June 30, 2006. Gross margin associated with subscription revenues increased to 65% for the six months ended June 30, 2007 from 61% for the six months ended June 30, 2006. These increases in gross margins are primarily due to increased efficiencies in network operations.
          Cost of professional services and other revenues increased $1.0 million from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to a $0.6 million increase in employee salaries and benefits and related costs, a $0.1 million increase in facility and printed materials costs related to our Omniture University training classes and a $0.1 million increase in stock-based compensation. Cost of professional services and other revenues increased $1.6 million from the six months ended June 30, 2006 to the six months ended June 30, 2007, primarily due to a $1.0 million increase in employee salaries and benefits and related costs, a $0.2 million increase in facility and printed materials costs related to our Omniture University training classes and a $0.2 million increase in stock-based compensation. The increased employee salaries and benefits and related costs for both the three and six month periods were mainly the result of increased staffing in our consulting and training areas.
          Gross margin associated with professional services increased to 40% for the three months ended June 30, 2007 from 38% for the three months ended June 30, 2006, and increased to 36% for the six months ended June 30, 2007 from 33% for the six months ended June 30, 2006, primarily due to increased productivity of professional services personnel in 2007.
     Operating Expenses

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Sales and marketing	$8,605	$15,343	78%	$16,786	$28,667	71%
Research and development	2,076	3,969	91	4,048	7,112	76
General and administrative	2,568	5,873	129	5,418	10,259	89

Total operating expenses	$13,249	$25,185	90%	$26,252	$46,038	75%

     Sales and Marketing
          Sales and marketing expenses increased $6.7 million from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to a $3.0 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Instadia and Touch Clarity acquisitions. The increase was also due to a $1.3 million increase in stock-based compensation expense, a $1.2 million increase in sales commissions primarily resulting from increased sales and a $0.6 million increase in marketing expenses, primarily associated with our online marketing and annual customer summits.

          Sales and marketing expenses increased $11.9 million from the six months ended June 30, 2006 to the six months ended June 30, 2007, primarily due to a $5.0 million increase in employee salaries and benefits and related costs, a $2.6 million increase in commission costs due to increased staffing and revenues, a $1.9 million increase in stock-based compensation expense, a $1.5 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summits and a $0.9 million increase in travel-related costs, principally resulting from increased staffing.
     Research and Development
          Research and development expenses increased $1.9 million and $3.1 million during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The increases in both the three and six month periods are primarily due to increases in salaries and benefits and related costs of $1.1 million and $1.8 million, respectively, resulting from an increase in staffing, including the Instadia and Touch Clarity acquisitions. In addition, stock-based compensation increased $0.6 million and $0.8 million during the three and six months ended June 30, 2007, respectively.
     General and Administrative
          General and administrative expenses increased $3.3 million from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to a $1.3 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, a $0.8 million increase in stock-based compensation expense, a $0.4 million increase in outside professional services costs, and a $0.5 million increase in insurance, taxes and other administrative expenses.
          General and administrative expenses increased $4.8 million from the six months ended June 30, 2006 to the six months ended June 30, 2007, primarily due to a $1.9 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, a $0.8 million increase in outside professional services costs, a $0.9 million increase in stock-based compensation and a $0.9 million increase in insurance, taxes and other administrative expenses.
     Stock-based Compensation
          Stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Cost of subscription revenues	$39	$434	$56	$727
Cost of professional services and other revenues	12	106	16	210
Sales and marketing	248	1,540	342	2,215
Research and development	129	687	226	1,070
General and administrative	264	1,052	580	1,482

Total stock-based compensation	$692	$3,819	$1,220	$5,704

          Stock-based compensation expense increased $3.1 million and $4.5 million during the three and six months ended June 30, 2007 as compared to the same periods in 2006, primarily due to the additional stock-based compensation expense under SFAS No. 123R related to additional stock option grants.
          During the three months ended June 30, 2007, our estimated volatility decreased from 60% to 43%. This decrease was due to (1) a replacement of one of the peer entities that we used to calculate historical volatility because the entity no longer has publicly traded stock and (2) a change in the time period that we use to calculate our peer companies’ historical stock volatility to more closely reflect the expected life of our options.
     Interest Income, Interest Expense and Other Expense

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
		(in thousands)
Interest income	$174	$835	$372	$1,471
Interest expense	(415)	(244)	(617)	(501)
Other expense	(32)	(114)	(62)	(467)

          Interest income increased $0.7 million and $1.1 million during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of an increase in cash and cash equivalents and short-term investment balances.
          Interest expense decreased $0.2 million and $0.1 million during the three and six months ended June 30, 2007 as compared to the same periods in 2006, primarily due to the reduction of imputed interest expense associated with the liability relating to the NetRatings settlement.
          Other expense increased $0.4 million from the six months ended June 30, 2006 to the six months ended June 30, 2007, primarily due to a $0.2 million realized loss on the foreign currency forward contract entered into in connection with the Instadia acquisition.
Liquidity and Capital Resources
          At June 30, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $93.6 million, short-term investments of $82.9 million, accounts receivable, net, of $33.8 million, amounts available under our credit facilities of $4.5 million and our two master lease agreements. During July 2006, we completed our initial public offering of 10.3 million shares of our common stock and received net proceeds of approximately $59.2 million. During June 2007, we completed a common stock offering of 8.4 million shares of our common stock and received approximately $143.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and before deducting offering expenses. As of June 30, 2007, estimated offering expenses related to our June 2007 stock offering were $1.1 million of which approximately $0.8 million were unpaid.
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
          We generated $13.1 million of net cash from operating activities during the six months ended June 30, 2007. This cash was primarily generated from a net loss of $6.5 million, adjusted for $15.0 million in non-cash depreciation, amortization and stock-based compensation expenses, an $8.5 million increase in payments received from customers in advance of when we recognized revenues, a $4.2 million increase in accounts payable and a $0.7 million increase in prepaid expenses and other assets. This increase in operating cash was partially offset by an $8.0 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers, along with the timing of payments from these customers. Allowances for accounts receivable increased by $2.0 million during the six months ended June 30, 2007, primarily due to increases in our revenues, specific provisions based on amendments or renewals and the timing of customer payments. The increase in operating cash was also partially offset by a $1.0 million decrease in accrued and other liabilities.
     Investing Activities
          Historically, our primary investing activities consisted of purchases of computer network equipment to accommodate the continued growth in customer transactions from which we capture data, furniture and equipment to support our operations and payments related to the acquisition of businesses and intellectual property.
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

          To increase the interest income earned on our excess cash, in 2007, we began investing a portion of our cash in high-quality securities with maturities of less than 12 months.
          We used $129.2 million of net cash in investing activities during the six months ended June 30, 2007. This use of cash primarily resulted from $83.8 million in purchases of short-term investments, $38.1 million paid for the acquisitions of Instadia and Touch Clarity, net of cash acquired, $5.3 million to purchase property and equipment and $2.6 million to purchase intangible assets. In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our existing online business optimization platform and accelerate access to strategic markets.
     Financing Activities
          We generated $141.4 million of net cash from financing activities during the six months ended June 30, 2007, primarily from the $143.1 million in net proceeds from our June 2007 common stock offering and $1.1 million in proceeds from the exercise of stock options, partially offset by $3.4 million of principal payments on notes payable and capital lease obligations.
     Other Factors Affecting Liquidity and Capital Resources
          In 2004, we entered into an equipment line of credit agreement for $10.0 million. At June 30, 2007, we had $0.8 million outstanding under the line of credit. These borrowings bear interest at rates between 4.81% and 5.06% per annum and are repayable in monthly installments through October 2007.
          We amended the equipment line of credit in 2005. This amendment provided for a revolving line of credit that could be drawn in an amount equal to the lesser of $10.0 million or the eligible borrowing base as defined in the amendment until the maturity date of December 2007. The revolving line bears interest at a variable rate equal to the prime interest rate, plus a factor based on our liquidity ratio as defined in the amendment, which equated to a rate of 8.75% at June 30, 2007. Interest is payable monthly. At June 30, 2007, the outstanding principal balance under the revolving line was $0.5 million.
          In January 2006, we entered into a second amendment to the equipment line of credit agreement. This second amendment provided for a second equipment facility of up to $10.0 million and reduced the total amount available for borrowing under the existing revolving line to $5.0 million. The second equipment facility could be drawn upon through March 31, 2007 and could only be used to finance or refinance equipment. Each draw under the second equipment facility has a 36-month repayment period and accrues interest at a rate based on the United States Treasury Bill Rate, plus a factor determined by our quick ratio at the time of that draw. The borrowings under these equipment lines and revolving line could not exceed $15.0 million. At June 30, 2007, we had net borrowings under the second equipment facility that mature at various dates in 2009 of $5.7 million, at a weighted-average interest rate of 8.20%.
          In April 2006 and again in May 2007, we amended the equipment line of credit agreement to modify certain financial covenants. At June 30, 2007, we were not in compliance with a financial covenant contained in the equipment line of credit agreement, as amended, and obtained a waiver from the lender with respect to compliance with this covenant.
          In February 2006, we entered into a settlement and patent license agreement with NetRatings, Inc. The agreement requires us to make periodic license payments totaling $10.0 million, $8.0 million of which we have previously paid, and the balance of which is payable in two quarterly installments of $1.0 million each during the third and fourth quarters of 2007. In accordance with the agreement, we made an additional license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the web analytics revenues of the acquired company. The agreement also provides that, if we acquire other companies, we may elect to make additional license payments based on the web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. In connection with our acquisition of Instadia, we made an additional license payment of approximately $0.3 million in the three months ended March 31, 2007 and, in connection with our acquisition of Touch Clarity, we made an additional license payment of approximately $0.5 million during the three months ended June 30, 2007.
          In January 2007, we acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand web analytics services, based in Copenhagen, Denmark, for an aggregate purchase price of approximately $14.4 million, which included cash, restructuring charges and acquisition-related costs. The restructuring charges we recorded in conjunction with the acquisition totaled approximately $2.4 million and related to severance payments and severance-related benefits associated with employee terminations and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Of the $2.4 million in total restructuring charges, approximately $0.1 million had not yet been paid at June 30, 2007. We expect to pay the remaining restructuring charges by September 30, 2007.

          In March 2007, we acquired all of the outstanding voting stock of Touch Clarity Limited, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $59.3 million, which consisted of (1) initial cash consideration of $16.0 million paid upon closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) additional deferred consideration of $33.6 million, which is to be paid no later than November 30, 2007 in our common stock, cash, or a combination of stock and cash, at our discretion, and (5) a license payment to NetRatings of approximately $0.5 million made in April 2007 related to the Touch Clarity acquisition, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.
          In accordance with the terms of the Touch Clarity acquisition, we paid $8.2 million of the deferred consideration to the former shareholders of Touch Clarity in the form of cash upon the completion of our June 2007 common stock offering. At June 30, 2007, the Company’s remaining payment obligation to the former Touch Clarity shareholders in connection with the acquisition of Touch Clarity was approximately $25.4 million. Subject to the terms of the Touch Clarity acquisition, on August 8, 2007 the Company determined to pay the remaining portion of the consideration by (i) the payment of $5.3 million in cash and (ii) the issuance of an aggregate of $20.1 million of the Company’s common stock, or approximately 836,590 shares, subject to adjustment under the conditions described below. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008 contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          In connection with the issuance of the shares, the Company agreed to file with the SEC a registration statement on Form S-3 to cover resales of the shares. The Company expects that the shares will become eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in that certain registration rights agreement, dated February 14, 2007, among the Company and the former shareholders of Touch Clarity.
          Pursuant to the terms of the Touch Clarity acquisition, the number of shares of common stock that the Company determined to issue was based on a 5% discount to the average closing sale price of one share of the Company’s common stock quoted on The NASDAQ Global Market for the five consecutive trading days ending with and including the fifth trading day immediately preceding the date that the registration statement becomes effective. The Company anticipates that the registration statement will become effective on August 15, 2007. In the event of any delay in the effectiveness of the registration statement, the number of shares to be issued by the Company is subject to change in accordance with the above-described formula.
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
Off-balance Sheet Arrangements
          We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements other than operating leases for office space and certain computer equipment, which are described below.
          We have entered into an operating lease related to our principal offices in Orem, Utah, with a lease term through March 2011. We have also entered into operating leases for office space in international locations.
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
Contractual Obligations and Commitments
          Our future contractual obligations at June 30, 2007 were as follows (in thousands):

						Deferred
						Consideration
				Interest on	Patent License	Related to
	Capital	Operating	Notes	Notes	and Settlement	Business
	Leases	Leases	Payable	Payable(1)	Costs	Acquisition	Total
Remaining six months in 2007	$295	$1,236	$2,998	$262	$2,000	$25,379	$32,170
2008	280	2,309	3,363	250	—	—	6,202
2009	149	2,070	1,091	30	—	—	3,340
2010	27	1,804	38	1	—	—	1,870
2011	—	443	—	—	—	—	443

Total contractual obligations	$751	$7,862	$7,490	$543	$2,000	$25,379	$44,025

(1)	Includes total estimated variable interest payments of $32,000, of which $24,000 relates to our revolving line of credit and $8,000 relates to our other notes payable. The $24,000 related to the revolving line of credit is based on the $500,000 outstanding principal balance and interest rate of 8.75% in effect at June 30, 2007. The $8,000 related to other notes payable is based on the $104,000 principal balance and interest rate of 9.25% in effect at June 30, 2007.

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
Revenue Recognition
          We provide our applications as services; accordingly, we follow the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:
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
     Stock-based Compensation
          Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations, and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.2 million during both the three months ended June 30, 2006 and 2007 and $0.5 million during both the six months ended June 30, 2006 and 2007.
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
          We use a Black-Scholes option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:
•	Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. We use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price as a result of our initial public offering in 2006. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.
•	The expected term represents the period of time that awards granted are expected to be outstanding and is currently the average of the contractual term and the vesting period. With the passage of time, actual behavioral patterns surrounding the expected term will replace the current methodology. An increase in the expected term would result in an increase to our stock-based compensation expense.

•	The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. An increase in the risk-free interest rate would result in an increase to our stock-based compensation expense.
          At June 30, 2007, there was $41.2 million of total unrecognized compensation cost related to nonvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.4 years.
          Since January 1, 2006, our stock-based compensation has been based on the balance of deferred stock-based compensation for unvested awards at January 1, 2006, using the intrinsic value as previously recorded under APB Opinion No. 25, and the fair value of the awards on the date of grant for awards granted on or after January 1, 2006. The adoption of SFAS No. 123R has resulted, and will continue to result, in higher amounts of stock-based compensation for awards granted on or after January 1, 2006 than would have been recorded if we had continued to apply the provisions of APB Opinion No. 25.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Hong Kong dollar, Japanese yen and Swedish krona.
          Because the cash consideration associated with the acquisition of Instadia was denominated in Danish krone, in December 2006 we entered into a foreign currency forward exchange contract with a financial institution to protect against currency exchange risk associated with this transaction. This forward contract was not designated as an accounting hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon the settlement of this foreign currency forward exchange contract in January 2007, we recognized a realized loss of $0.3 million in our condensed consolidated statement of operations, of which $0.1 million was recognized as a loss in the year ended December 31, 2006 and the remaining $0.2 million was recognized during the three months ended March 31, 2007.
          As our international operations continue to grow, we may choose to increase our use of foreign currency forward contracts, and we may choose to use option contracts to manage currency exposures.
     Interest Rate Sensitivity
          We had unrestricted cash and cash equivalents totaling $93.6 million and short-term investments totaling $82.9 million at June 30, 2007. The cash and cash equivalents were invested primarily in money market funds and high-quality commercial paper with original maturities of less than 90 days. The short-term investments were primarily invested in auction rate securities and high-quality commercial paper with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.
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
          Since the beginning of 2006, we have invested significant resources in assessing our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of implementing enhanced processes and controls to address issues identified through this assessment. Areas for improvement include streamlining our billing and collection processes, further limiting internal access to certain data systems, enhancing the review and approval of company expenditures and continuing to improve coordination across the various business functions in our company, including our international operations. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. As a result, we expect to make further changes in our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
          Generally, we are involved in various legal proceedings arising from the ordinary course of our business activities. We do not believe that resolution of any current matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.
ITEM 1A. Risk Factors
          Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
Risks Related to Our Business
     We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.
          We have incurred significant losses in recent periods, including a net loss of $1.3 million in 2004, a net loss of $17.4 million in 2005, a net loss of $7.7 million in 2006 and a net loss of $6.5 million during the first six months of 2007, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization. At June 30, 2007, we had an accumulated deficit of $45.3 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, expansion of our infrastructure, expenses incurred to acquire and integrate companies and technologies, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline or grow more slowly than we expect. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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

•	seasonal variations in the demand for our services and the implementation cycles for our new customers;

•	levels of revenues from our larger customers, which have lower per transaction pricing due to higher transaction commitments;

•	changes in our pricing policies or those of our competitors;

•	service outages or security breaches;

•	the extent to which any of our significant customers terminate their service agreements with us or reduce the number of transactions from which we capture data pursuant to their service agreements;

•	limitations of the capacity of our network and systems;

•	the timing of expenses associated with the addition of new employees to support the growth in our business;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses;

•	potential goodwill and intangible asset impairment charges associated with acquired businesses;

•	potential foreign currency exchange losses associated with transactions denominated in foreign currencies;

•	expenses associated with the management or growth of our increasingly international operations;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	the purchasing and budgeting cycles of our customers; and

•	geopolitical events such as war, threat of war or terrorist actions.
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
          We have limited experience with respect to determining the appropriate prices for our services that our existing and potential customers will find acceptable. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. For example, we face competition from businesses that offer their services at substantially lower prices than our services, and Google Inc. currently offers its web analytics service for free. In addition, we have only recently commercially introduced certain of our services. The price at which our customers may be willing to purchase our services may be lower or different than we expect, which may cause our revenue or operating results to be adversely affected. As a result, in the future it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenues, gross margin and operating results.
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
          We compete in a rapidly evolving and highly competitive market. A significant portion of our business competes with third-party, on-demand services, software vendors and online marketing service providers. Our current principal competitors include:
•	companies such as Coremetrics, Inc., Google Inc., Nedstat Ltd., Visual Sciences, Inc. (formerly WebSideStory, Inc.) and WebTrends Inc. that offer on-demand services;

•	software vendors such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Sane Solutions, LLC (acquired by Unica Corporation) and SAS Institute, Inc.;

•	online marketing service providers such as aQuantive, Inc., DoubleClick Inc. and 24/7 Real Media, Inc.; and

•	multivariate testing providers, including Offermatica, Optimost LLC, Memetrics, Kefta Inc. (acquired by Acxiom Corporation) and [x + 1].
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
          In addition, large software, Internet and database management companies may enter the market or enhance their web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and pre-existing relationships with our current and potential customers. For example, Google Inc. has a web analytics service that it offers free of charge and it has recently entered into an agreement to acquire DoubleClick Inc., one of our strategic partners. Further, Microsoft has announced its intention to create and market a web analytics service free of charge and has recently entered into an agreement to acquire aQuantive, Inc.
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
          We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 157 at December 31, 2004 to 531 at June 30, 2007. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our business will be harmed.
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
          We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 19 issued patents in the United States and one patent in the United Kingdom, as well as 46 United States and 36 related international patent applications pending. We cannot assure you that any patents will issue with respect to our current patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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

          In January 2007, we acquired Instadia, based in Copenhagen, Denmark. In March 2007, we acquired Touch Clarity, based in London, England.
          These two acquisitions and any future acquisitions may result in unforeseen operating difficulties and expenditures, and we can give no assurance that these two acquisitions or any future acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. In particular, we may encounter difficulties assimilating or integrating the acquired businesses, technologies, product and service offerings, internal controls, disclosure controls, IT infrastructures, personnel and management teams, or operations of the acquired companies (particularly if the key personnel of the acquired company choose not to work for us). In addition, we may experience difficulty retaining the customers of any acquired business due to changes in management and ownership or relating to our ability to continue to support product and service offerings of acquired businesses. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Moreover, even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth.
          In conjunction with our acquisition of Touch Clarity, we are required to pay additional consideration of $33.6 million to its former shareholders, to be paid no later than November 30, 2007 in shares of our common stock, cash, or some combination of stock and cash, at our election. In accordance with the terms of the Touch Clarity acquisition, we paid $8.2 million of this additional consideration to the former Touch Clarity shareholders in the form of cash upon the completion of our June 2007 common stock offering. At June 30, 2007, the Company’s remaining payment obligation to the former Touch Clarity shareholders in connection with the acquisition of Touch Clarity was approximately $25.4 million. Subject to the terms of the Touch Clarity acquisition, on August 8, 2007 the Company determined to pay the remaining portion of the consideration by (i) the payment of $5.3 million in cash and (ii) the issuance of an aggregate of $20.1 million of the Company’s common stock, or approximately 836,590 shares, subject to adjustment under the conditions described below. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008 contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          In connection with the issuance of the shares, the Company agreed to file with the SEC a registration statement on Form S-3 to cover resales of the shares. The Company expects that the shares will become eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in that certain registration rights agreement, dated February 14, 2007, among the Company and the former shareholders of Touch Clarity.
          Pursuant to the terms of the Touch Clarity acquisition, the number of shares of common stock that the Company determined to issue was based on a 5% discount to the average closing sale price of one share of the Company’s common stock quoted on The NASDAQ Global Market for the five consecutive trading days ending with and including the fifth trading day immediately preceding the date that the registration statement becomes effective. The Company anticipates that the registration statement will become effective on August 15, 2007. In the event of any delay in the effectiveness of the registration statement, the number of shares to be issued by the Company is subject to change in accordance with the above-described formula. As a result, former Touch Clarity shareholders will have the ability to sell all of such shares in the public trading market without regard to volume limitations imposed by Rule 144 under the Securities Act, which sales could have a depressant effect on the trading price of our common stock.
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
          A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R, which became effective for fiscal periods beginning after September 15, 2005, requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS No. 123R, our results of operations in 2006 reflect expenses that are not reflected in prior periods, potentially making it more difficult for investors to evaluate our 2006 results of operations relative to prior periods.
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

          Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may distract our directors, officers and employees, and entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we have acquired or may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
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
          The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $27.97 through August 9, 2007. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
          Our executive officers, directors, five percent or greater stockholders and affiliated entities together beneficially own a substantial amount of the outstanding shares of our common stock. As a result, these stockholders, if acting together, would be able to exert significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company that other stockholders may view as beneficial, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
          As a result of the offering, we raised approximately $59.2 million, net of underwriting discounts, commissions and offering expenses. During the six months ended June 30, 2007, we used approximately $37.0 million of the net IPO proceeds to acquire Instadia, to pay a portion of the purchase price for Touch Clarity and to acquire certain intellectual property rights. At June 30, 2007, the Company’s remaining payment obligation to the former Touch Clarity shareholders in connection with the acquisition of Touch Clarity was approximately $25.4 million. Subject to the terms of the Touch Clarity acquisition, on August 8, 2007 the Company determined to pay the remaining portion of the consideration by (i) the payment of $5.3 million in cash and (ii) the issuance of an aggregate of $20.1 million of the Company’s common stock, or approximately 836,590 shares. We intend to use $5.3 million of the net IPO proceeds to make this cash payment to the former shareholders of Touch Clarity. We have invested the portion of the net IPO proceeds not required for immediate corporate needs in short-term, interest-bearing, investment grade securities.
ITEM 3. Defaults Upon Senior Securities
          None.
ITEM 4. Submission of Matters to a Vote of Security Holders
          The following matters were submitted to a vote of security holders at our annual meeting of stockholders held on May 23, 2007:
          Proposal One:
          To elect two Class I directors to the board of directors to hold office for a three-year term, expiring in 2010:

Director	Votes For Each Director	Votes Withheld from Each Director
D. Fraser Bullock	40,801,750	5,914,749
Mark P. Gorenberg	40,826,515	5,889,984
          In addition to the two directors elected at the annual meeting of stockholders, the following individuals will continue to serve as directors: Joshua G. James, John R. Pestana, Gregory S. Butterfield, Dana L. Evan and Rory O’Driscoll.
          Proposal Two
          To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2007:

Votes For	Votes Against	Abstentions	Broker Non-Votes
46,622,865	13,782	79,851	—

ITEM 5. Other Information
     On May 23, 2007, the compensation committee of our board of directors, in addition to the incentive bonus payouts described in our current report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2007, approved a bonus payout to Brett M. Error, our Chief Technology Officer and Executive Vice President, in the amount of $107,500 for the achievement of objectives relating to certain profitability targets.

ITEM 6. Exhibits
          The exhibits required by Item 601 of Regulation S-K are listed below:

		Incorporated by Reference
Exhibit		Exhibit				Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
2.1	Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative	8-K	000-52076	2.1	February 20, 2007

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.2	June 9, 2006

4.3	Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited	8-K	000-52076	2.1	February 20, 2007

10.1	Form of Indemnification Agreement entered into by and between the Registrant and its Directors and Officers	S-1	333-132987	4.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of the Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3A	2006 Equity Incentive Plan of the Registrant	10-K	000-52076	10.3A	March 23, 2007

10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007

10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan used for Non-Employee Directors	10-Q	000-52076	10.2	May 15, 2007

		Incorporated by Reference
Exhibit		Exhibit				Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.4A	2006 Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	Amended and Restated Employment Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006

10.6	Amended and Restated Employment Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.6	June 22, 2006

10.7	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.8A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.8B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8B	April 4, 2006

10.8C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8C	April 4, 2006

10.8D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006

10.8E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8E	April 4, 2006

10.8F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8F	April 4, 2006

10.9*	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant	S-1	333-132987	10.9	April 4, 2006

10.10	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002	S-1	333-132987	10.10	April 4, 2006

10.11	Change of Control Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

10.12	Change of Control Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.13	June 22, 2006

10.13	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington	S-1	333-132987	10.14	June 22, 2006

10.14	Change of Control Agreement between the Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006

10.15	Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007

10.16	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99 .5	March 16, 2007

		Incorporated by Reference
Exhibit		Exhibit				Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.17	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.18	Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.19	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.20	Separation Agreement entered into between the Registrant and John R. Pestana	10-Q	000-52076	10.20	May 15, 2007

10.21A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006

10.21B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007

31 .1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31 .2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32 .1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC.
(Registrant)

Date: August 10, 2007	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2007	/s/ Michael S. Herring

Michael S. Herring
Chief Financial Officer and Executive Vice
President (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit		Exhibit				Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
2 .1	Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative	8-K	000-52076	2.1	February 20, 2007

3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.2	June 9, 2006

4.3	Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited	8-K	000-52076	2.1	February 20, 2007

10.1	Form of Indemnification Agreement entered into by and between the Registrant and its Directors and Officers	S-1	333-132987	4.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of the Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3A	2006 Equity Incentive Plan of the Registrant	10-K	000-52076	10.3A	March 23, 2007

10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007

10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan used for Non-Employee Directors	10-Q	000-52076	10.2	May 15, 2007

		Incorporated by Reference
Exhibit		Exhibit				Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.4A	2006 Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	Amended and Restated Employment Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006

10.6	Amended and Restated Employment Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.6	June 22, 2006

10.7	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.8A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.8B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8B	April 4, 2006

10.8C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8C	April 4, 2006

10.8D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006

10.8E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8E	April 4, 2006

10.8F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8F	April 4, 2006

10.9*	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant	S-1	333-132987	10.9	April 4, 2006

10.10	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002	S-1	333-132987	10.10	April 4, 2006

10.11	Change of Control Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

10.12	Change of Control Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.13	June 22, 2006

10.13	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington	S-1	333-132987	10.14	June 22, 2006

10.14	Change of Control Agreement between the Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006

10.15	Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007

10.16	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

		Incorporated by Reference
Exhibit		Exhibit				Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.17	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.18	Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.19	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.20	Separation Agreement entered into between the Registrant and John R. Pestana	10-Q	000-52076	10.20	May 15, 2007

10.21A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006

10.21B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.