Form 10-Q
period 2007-09-30
Omniture, Inc.
filed 2007-11-09
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
Commission file number: 000-52076
OMNITURE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0619936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
There were 59,657,731 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on November 8, 2007.

OMNITURE, INC.
Form 10-Q for the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	September 30,
	2006	2007
		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$68,287	$54,901
Short-term investments	—	115,566
Accounts receivable, net of allowances of $2,039 and $4,382 at December 31, 2006 and September 30, 2007, respectively	24,126	39,764
Prepaid expenses and other current assets	1,571	3,496

Total current assets	93,984	213,727

Property and equipment, net	31,128	31,348
Intangible assets, net	9,796	33,788
Goodwill	—	55,445
Other assets	302	580

Total assets	$135,210	$334,888

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,586	$7,345
Accrued liabilities	11,435	14,006
Current portion of deferred revenues	21,885	37,171
Current portion of notes payable	5,997	4,026
Current portion of capital lease obligations	53	316

Total current liabilities	41,956	62,864
Deferred revenues, less current portion	2,170	1,329
Notes payable, less current portion	4,117	1,962
Capital lease obligations, less current portion	24	228
Other liabilities	518	6,238
Commitments and contingencies
Stockholders’ equity:
Common stock	47	59
Additional paid-in capital	127,380	310,401
Deferred stock-based compensation	(2,172)	(1,407)
Accumulated other comprehensive income (loss)	9	(345)
Accumulated deficit	(38,839)	(46,441)

Total stockholders’ equity	86,425	262,267

Total liabilities and stockholders’ equity	$135,210	$334,888

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Revenues:
Subscription	$19,535	$34,358	$52,673	$92,282
Professional services and other	1,493	3,024	3,615	7,732

Total revenues	21,028	37,382	56,288	100,014

Cost of revenues:
Subscription	7,721	12,081	20,632	32,573
Professional services and other	778	1,752	2,206	4,747

Total cost of revenues	8,499	13,833	22,838	37,320

Gross profit	12,529	23,549	33,450	62,694

Operating expenses:
Sales and marketing	8,847	15,716	25,633	44,383
Research and development	2,284	4,656	6,332	11,768
General and administrative	3,078	6,383	8,496	16,642

Total operating expenses	14,209	26,755	40,461	72,793

Loss from operations	(1,680)	(3,206)	(7,011)	(10,099)
Interest income	861	2,278	1,233	3,749
Interest expense	(368)	(185)	(985)	(686)
Other (expense) income, net	(22)	102	(84)	(365)

Loss before provision for income taxes	(1,209)	(1,011)	(6,847)	(7,401)
Provision for income taxes	64	89	115	201

Net loss	$(1,273)	$(1,100)	$(6,962)	$(7,602)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.28)	$(0.15)
Weighted-average number of shares, basic and diluted	45,850	57,874	24,662	51,806
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(6,962)	$(7,602)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,404	13,997
Stock-based compensation	2,117	9,338
Loss on disposal of property and equipment	—	16
Loss on foreign currency forward contract	—	243
Net changes in operating assets and liabilities:
Accounts receivable, net	(9,223)	(13,951)
Prepaid expenses and other assets	(1,103)	(259)
Accounts payable	(1,209)	4,331
Accrued and other liabilities	(1,741)	870
Deferred revenues	7,687	11,221

Net cash (used in) provided by operating activities	(1,030)	18,204
Cash flows from investing activities:
Purchases of short-term investments	—	(137,996)
Sale of short-term investments	—	13,150
Maturity of short-term investments	—	10,000
Purchases of property and equipment	(13,693)	(9,192)
Purchases of intangible assets	(4,978)	(3,563)
Payment related to foreign currency forward contract	—	(337)
Business acquisitions, net of cash acquired	—	(44,179)

Net cash used in investing activities	(18,671)	(172,117)
Cash flows from financing activities:
Proceeds from exercise of stock options	181	2,608
Proceeds from employee stock purchase plan	—	194
Proceeds from issuance of common stock, net of issuance costs	59,356	142,233
Proceeds from issuance of notes payable	9,608	397
Principal payments on notes payable and capital lease obligations	(3,827)	(5,019)

Net cash provided by financing activities	65,318	140,413
Effect of exchange rate changes on cash and cash equivalents	—	114

Net increase (decrease) in cash and cash equivalents	45,617	(13,386)
Cash and cash equivalents at beginning of period	22,196	68,287

Cash and cash equivalents at end of period	$67,813	$54,901

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
          The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as amended. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or any other period.
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
     Common Stock Offering
          In June 2007, the Company completed a common stock offering (the “June 2007 Offering”) in which the Company sold and issued 8,376,250 shares of its common stock at an issuance price of $18.15 per share. As a result of this stock offering, the Company raised approximately $143,439,000, in net proceeds after deducting underwriting discounts and commissions of $8,590,000 and before deducting offering expenses of $1,206,000.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements–(Continued)
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
     Comprehensive Loss
          Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders. The following table sets forth the calculation of comprehensive loss:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
		(unaudited)
Net loss	$(1,273)	$(1,100)	$(6,962)	$(7,602)
Net foreign currency translation gain (loss)	3	(105)	3	(329)
Unrealized gain (loss) on available-for-sale securities	—	42	—	(25)

Comprehensive loss	$(1,270)	$(1,163)	$(6,959)	$(7,956)

     Foreign Currency
          The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Hong Kong dollar, Japanese yen and Swedish krona.
          The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into United States dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency gains (losses) are included in other income (expense), net in the accompanying condensed consolidated statements of operations.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements–(Continued)
(unaudited)
     Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
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
2. Acquisitions
     Instadia A/S
          On January 18, 2007, the Company acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand web analytics services based in Copenhagen, Denmark. The Company purchased Instadia to acquire its existing customer base, key personnel and technology. The aggregate purchase price was approximately $14,349,000, which included the payment of cash, restructuring charges and acquisition-related costs. The results of operations of Instadia are included in the Company’s results of operations from the acquisition date.
          The restructuring charges recorded in conjunction with the acquisition totaled $2,433,000 and related to severance payments and severance-related benefits associated with the termination of nine former Instadia employees, primarily in the research and development and administrative functions, and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, all of which were paid prior to September 30, 2007.
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
          The following table summarizes the allocation of the purchase price for Instadia and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,033
Property and equipment	193
Other assets	73
Acquired intangibles:
Existing technology (four-year estimated useful life)	600
Customer contracts and related relationships (seven-year estimated useful life)	4,400
Non-compete agreements (two-year estimated useful life)	600
Patent license (five-year estimated useful life)	148
Goodwill	10,639

Total assets acquired	18,686
Current liabilities	3,378
Long-term liabilities	959

Total liabilities assumed	4,337

Net assets acquired	$14,349

          Goodwill increased by $131,000 from March 31, 2007 to September 30, 2007, primarily due to adjustments to the acquisition-related deferred tax liabilities and expenses resulting from differences between the actual assets and liabilities acquired and costs incurred and the estimated amounts accrued at March 31, 2007.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements–(Continued)
(unaudited)
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
     Touch Clarity Limited
          On March 1, 2007, the Company acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise, on-demand, automated onsite behavioral targeting and optimization solutions, based in London, England. The Company purchased Touch Clarity to acquire key personnel and technology. The results of operations of Touch Clarity are included in the Company’s results of operations from the acquisition date.
          The preliminary aggregate purchase price was approximately $61,231,000, which consisted of (1) initial cash consideration of $16,000,000 paid upon the closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) a license payment to NetRatings related to the Touch Clarity acquisition of approximately $453,000, which the Company elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006, and (5) additional deferred consideration consisting of $13,490,000 paid in cash and the issuance of 836,609 shares of common stock of the Company.
          In accordance with the terms of the share purchase agreement, the Company paid $8,200,000 of the deferred consideration in the form of cash upon the completion of the June 2007 Offering. In August 2007, the Company paid the remaining portion of the deferred consideration by the payment of $5,290,000 in cash and the issuance of 836,609 shares of common stock of the Company. The fair value of the 836,609 shares of common stock was $22,061,000, net of issuance costs.
          In connection with the issuance of the shares, the Company filed a registration statement on Form S-3 with the SEC on August 15, 2007 to cover resales of the shares, making the shares eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in a certain registration rights agreement, dated February 14, 2007, among the former shareholders of Touch Clarity and the Company.
          In connection with the closing of the acquisition, the holders of both vested and unvested options to purchase shares of Touch Clarity common stock received replacement options to purchase shares of the Company’s common stock (the “Replacement Options”), with effectively the same intrinsic value at the acquisition date as the Touch Clarity options which were replaced. The $7,322,000 fair value of the Replacement Options included in the purchase price represents the value of that portion of the Replacement Options already vested by the recipients at the acquisition date.
          The Company may also be required to pay up to an additional $3,000,000 in consideration during the quarter ended March 31, 2008, contingent upon the achievement of certain revenue milestones of the Company during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements–(Continued)
(unaudited)
          The following table summarizes the preliminary allocation of the purchase price for Touch Clarity and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,356
Property and equipment	1,374
Other assets	127
Acquired intangibles:
Existing technology (seven-year estimated useful life)	14,300
Customer contracts and related relationships (seven-year estimated useful life)	3,700
Core technology (six-year estimated useful life)	3,300
Patent license (five-year estimated useful life)	166
Goodwill	44,806

Total assets acquired	70,129
Current liabilities	3,863
Long-term liabilities	5,035

Total liabilities assumed	8,898

Net assets acquired	$61,231

          Goodwill increased by $7,275,000 from March 31, 2007 to September 30, 2007. Of this increase, $4,840,000 related to adjustments to true-up deferred tax assets for historical net operating losses that the Company believes are not likely to be realized. The remaining increase in goodwill is primarily to record the fair value of the 5% discount associated with the shares issued to the Touch Clarity shareholders in August 2007.
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
          The following unaudited pro forma information presents the consolidated results of operations of the Company and Touch Clarity as if the acquisition had occurred on January 1, 2006 (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Revenues	$22,057	$37,382	$58,804	$100,542
Loss from operations	(3,722)	(3,206)	(13,226)	(12,238)
Net loss	(3,522)	(1,100)	(13,766)	(9,888)
Net loss per share, basic and diluted	$(0.08)	$(0.02)	$(0.56)	$(0.19)
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
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
          The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the three and nine months ended September 30, 2007, 134,929 and 392,413, respectively, shares of common stock subject to repurchase became vested. At September 30, 2007, the Company had recorded a liability of approximately $166,000 relating to 575,856 unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.
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
          On January 1, 2007, the number of authorized shares of common stock available for issuance under the 2006 Plan was increased by 2,415,196 in accordance with the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan. At September 30, 2007, a total of 908,256 shares of common stock were available for grant under the Company’s stock option plans.
          The Company’s Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods. At the end of each six-month offering period, qualified employees are entitled to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock at the exercise date, which is the first trading date on or after February 15 and August 15 of each year. During the three months ended March 31, 2007, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock available for issuance under the 2006 ESPP by 483,039 in accordance with the provisions of the 2006 ESPP. The Company issued 3,994 and 11,014 shares of common stock under the 2006 ESPP during the three and nine months ended September 30, 2007, respectively. At September 30, 2007 a total of 972,025 shares of common stock were reserved for future issuance under this plan.
     Valuation of Stock Options
          In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The expected option term for options granted during the nine months ended September 30, 2006 and 2007 was calculated using the simplified method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the nine months ended September 30, 2006 and 2007 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporated historical volatility of similar entities whose share prices were publicly available. The Company used the historical stock volatilities of similar entities due to the lack of sufficient historical data of the Company’s stock price as a result of its initial public offering in 2006. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.
          During the three months ended September 30, 2006 and 2007, the Company recorded compensation expense related to these stock option awards totaling $653,000 and $3,385,000, respectively, and $1,150,000 and $8,604,000 during the nine months ended September 30, 2006 and 2007, respectively. At September 30, 2007, there was $39,894,000 of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.2 years.
          The fair value of stock option awards granted during the nine months ended September 30, 2006 and 2007 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

Nine Months
Ended September 30,
	2006	2007
Expected volatility	63%-64%	43%-60%
Expected term (in years)	5.8-7.0	4.0-6.1
Risk-free interest rate	4.6%-5.1%	4.3%-4.9%
Expected dividends	—	—
          During the three months ended June 30, 2007, the Company’s estimated volatility decreased from 60% to 43% and during the three months ended September 30, 2007 the estimated volatility increased from 43% to 55%. These fluctuations were due to (1) changes in the composition of the peer entities the Company used to calculate historical volatility because certain peer entities no longer have publicly traded stock and (2) a change in the time period that the Company uses to calculate its peer companies’ historical stock volatility to more closely reflect the expected life of the Company’s options.
     Stock Plan Activity
          The following table summarizes activity under the Company’s stock plans for the nine months ended September 30, 2007:

	Number of Shares		Weighted-Average
	Subject to	Weighted-Average	Remaining
	Outstanding Equity	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Awards	Share	(in Years)	Value(3)
				(in thousands)
Outstanding at January 1, 2007	8,628,795	$4.82
Granted (1)	2,825,199	18.52
Substituted in connection with the acquisition of Touch Clarity	746,234	0.79
Exercised	(1,751,102)	1.49
Canceled	(305,640)	10.74

Outstanding at September 30, 2007	10,143,486	8.74	8.0	$218,911

Vested and expected to vest at September 30, 2007 (2)	5,907,678	12.73	9.1	$103,922

Exercisable at September 30, 2007	2,080,779	1.75	5.0	$59,456

(1)	Includes 50,000 shares subject to stock appreciation rights.

(2)	Includes only stock option awards granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

(3)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at September 30, 2007.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          Additional information related to activity under the Company’s stock plans during the nine months ended September 30, 2006 and 2007 is as follows:

	Nine Months
	Ended September 30,
	2006	2007
Weighted-average, grant-date fair value of stock options granted	$5.20	$11.04	(1)
Weighted-average exercise price of stock options granted	$7.64	$18.52	(1)
Aggregate intrinsic value of stock options exercised (in thousands) (2)	$9,789	$32,624
Fair value of stock options vested (in thousands) (3)	$532	$2,950
Weighted-average, grant-date fair value of stock options forfeited (3)	$5.29	$14.29
Number of stock options forfeited (3)	39,063	262,734

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.

(2)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the closing market price of the Company’s common stock at the date of exercise.

(3)	Includes only stock options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.
     Deferred Stock-based Compensation
          Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. Because there was no public market for the Company’s common stock, the Company’s Board of Directors determined the fair value of the common stock based upon several factors including, but not limited to, the Company’s operating and financial performance, private sales of the Company’s convertible preferred stock between third parties and issuances of convertible preferred stock. In 2005, the Company recorded deferred stock-based compensation of $3,801,000 relating to options to purchase 2,238,673 shares of common stock granted with an exercise price less than the deemed fair value of the common stock, which is being amortized on a straight-line basis over the vesting period of the employee stock options, which is generally four years. The Company recorded stock-based compensation expense related to these stock options of $244,000 and $249,000 for the three months ended September 30, 2006 and 2007, respectively, and $741,000 and $734,000 for the nine months ended September 30, 2006 and 2007, respectively.
          The Company reversed deferred stock-based compensation related to the cancellation of unvested options for terminated employees in the amounts of $90,000 and $31,000 for the nine months ended September 30, 2006 and 2007, respectively. At September 30, 2007, $1,407,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
     Stock-based Compensation Expense
          Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Cost of subscription revenues	$60	$347	$116	$1,074
Cost of professional services and other revenues	14	103	30	313
Sales and marketing	292	1,263	634	3,478
Research and development	155	692	381	1,762
General and administrative	376	1,229	956	2,711

	$897	$3,634	$2,117	$9,338

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Warrants
          In January 2007, a third party exercised in full a warrant to purchase 42,000 shares of common stock under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 41,671 shares of common stock to such party.
4. Concentrations of Credit Risk and Significant Customers
          No customer accounted for 5% or greater of accounts receivable at December 31, 2006. America Online and certain of its affiliated entities accounted for 5% of accounts receivable at September 30, 2007 and accounted for 12% and 11% of total revenues for the three and nine months ended September 30, 2006, respectively. No other customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2006 and no customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2007.
          At December 31, 2006 and September 30, 2007, tangible assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues for the three and nine months ended September 30, 2006 and 2007. Subscription revenues accounted for 93% and 92% of total revenues for the three months ended September 30, 2006 and 2007, respectively and 94% and 92% of total revenues for the nine months ended September 30, 2006 and 2007, respectively.
          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Revenues from customers within the United States	$17,382	$27,274	$47,207	$74,531
Revenues from customers outside the United States	3,646	10,108	9,081	25,483

Total revenues	$21,028	$37,382	$56,288	$100,014

Revenues from customers outside the United States as a percentage of total revenues	17%	27%	16%	25%
5. Net Loss Per Share
          The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Numerator:
Net loss	$(1,273)	$(1,100)	$(6,962)	$(7,602)

Denominator:
Weighted-average common shares outstanding	46,774	58,502	25,415	52,557
Weighted-average common shares outstanding subject to repurchase	(924)	(628)	(753)	(751)

Denominator for basic and diluted net loss per share	45,850	57,874	24,662	51,806

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Common shares outstanding subject to repurchase	900	621	735	741
Employee stock awards	4,415	5,576	5,308	5,504
Warrants	273	242	405	241
Convertible preferred stock	711	—	14,688	—
6. Balance Sheet Accounts
     Intangible Assets
          Intangible assets consisted of the following (in thousands):

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$—	$—	$—
Patent licenses	10,199	(1,356)	8,843
Customer contracts and related relationships	—	—	—
Other	1,777	(824)	953
Non-compete agreements	—	—	—

	$11,976	$(2,180)	$9,796

	September 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$18,200	$(1,612)	$16,588
Patent licenses	11,238	(2,551)	8,687
Customer contracts and related relationships	8,100	(689)	7,411
Other	1,777	(1,075)	702
Non-compete agreements	600	(200)	400

	$39,915	$(6,127)	$33,788

          The Company is amortizing its intangible assets on a straight-line basis over a period of two to eight years. The weighted-average remaining amortization period of total intangible assets was 5.7 years and 6.0 years at December 31, 2006 and September 30, 2007, respectively. Amortization expense related to intangible assets was $449,000 and $1,551,000 during the three months ended September 30, 2006 and 2007, respectively, and $1,258,000 and $3,998,000 during the nine months ended September 30, 2006 and 2007, respectively. At September 30, 2007, the Company expects to recognize future amortization expense on intangible assets as follows (in thousands):

Remaining three months in 2007	$1,524
2008	6,091
2009	5,787
2010	5,472
2011	5,307
Thereafter	9,607

$33,788

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Accrued and Other Liabilities
          Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2006	2007
Patent license and settlement costs	$3,831	$985
Accrued bonuses and commissions	3,311	3,943
Other accrued liabilities	4,293	9,078

	$11,435	$14,006

          Other liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2006	2007
Deferred tax liabilities	$—	$5,856
Other liabilities	518	382

	$518	$6,238

7. Notes Payable
          Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	September 30,
	Rate	Date	2006	2007
Draw on equipment line of credit	5.00%	Aug. 2007	$940	$—
Draw on equipment line of credit	5.06	Oct. 2007	752	75
Draw on equipment line of credit	4.81	Oct. 2007	603	60
Draw on revolving line of credit	variable rate	Aug. 2008	500	500
Draw on second equipment facility	7.55	Jan. 2009	1,389	889
Draw on second equipment facility	7.77	Feb. 2009	794	520
Draw on second equipment facility	8.03	Mar. 2009	1,500	1,000
Draw on second equipment facility	8.38	April 2009	1,684	1,143
Draw on second equipment facility	8.79	June 2009	1,952	1,367
Bank note payable	9.07	April 2010	—	349
Other notes payable	variable rate	May 2009	—	85

			10,114	5,988
Less: current portion			(5,997)	(4,026)

Notes payable, excluding current portion			$4,117	$1,962

          In 2004, the Company entered into an equipment line of credit agreement (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 36-month repayment period for each draw. In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”), under which the Company borrowed $500,000. Interest on the Revolving Line is payable monthly.
          In January 2006, the Company entered into a second amendment and restatement (the “2006 Amendment”) of the Equipment Line of Credit, which provided for a second equipment facility of up to $10,000,000, and reduced the total amount available for draw under the Revolving Line to $5,000,000. Each draw under the 2006 Amendment has a 36-month repayment period and accrues interest at a rate based on the U.S. Treasury Bill Rate, plus a factor determined by the Company’s Adjusted Quick Ratio, as defined in the 2006 Amendment, at the time of the draw. The 2006 Amendment modified or eliminated certain covenants in the 2005 Amendment. In April 2006, and again in May 2007, the Company amended the agreement to modify certain financial covenants.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          In August 2007, the Company entered into a third amendment (the “2007 Amendment”) of the Equipment Line of Credit, which increased the total equipment facility to $20,000,000, of which $9,608,000 was advanced prior to the 2007 Amendment, and increased the Revolving Line to $10,000,000. The first $3,000,000 of borrowings under the Revolving Line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the Revolving Line may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts outstanding under the Revolving Line, and each draw under the 2007 Amendment, accrue interest at a rate equal to, at the Company’s option, either: (1) the lender’s prime interest rate, which equated to 7.75% at September 30, 2007 or (2) the rate at which dollar deposits are offered in the London interbank market plus 2.75%. Each draw under the 2007 amendment has a 36-month repayment period. The 2007 Amendment modified or eliminated certain covenants in the prior loan amendments. The Company was in compliance with all financial covenants contained in the 2007 Amendment at September 30, 2007.
          During the three months ended June 30, 2007, the Company entered into an unsecured bank note in the amount of $397,000, which is repayable in 36 monthly installments.
          The aggregate maturities of notes payable at September 30, 2007 were as follows (in thousands):

Year Ending December 31,
Remaining three months in 2007	$988
2008	3,884
2009	1,078
2010	38

$5,988

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
          On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
          Historically, the Company’s tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. At December 31, 2006, there were no material unrecognized tax benefits. Any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance, which fully offsets all tax benefits. For the three and nine months ended September 30, 2007, the Company did not recognize any interest and penalties related to income taxes, and the Company does not currently accrue for interest and penalties. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.
          During the three months ended September 30, 2007, the Company’s net deferred tax liabilities increased by $5,036,000 due to purchase price adjustments associated with the Instadia and Touch Clarity acquisitions. Of this increase, $4,840,000 related to the reversal of deferred tax assets associated with Touch Clarity’s historical net operating losses that the Company believes are not likely to be realized. Excluding the impact on deferred taxes related to any future acquisitions, the Company does not expect significant additional changes during the next twelve months.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2002 through 2006 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.
          The Company recorded a provision for income taxes of $64,000 and $89,000 for the three months ended September 30, 2006 and 2007, respectively, and $115,000 and $201,000 for the nine months ended September 30, 2006 and 2007, respectively, primarily related to foreign and state income taxes.
9. Commitments and Contingencies
     Litigation Settlement
          On February 28, 2006, the Company signed a settlement and patent license agreement under which it licensed all issued patents and pending patent applications owned or controlled by NetRatings, Inc. (“NetRatings”), and NetRatings agreed to release all claims covered by a patent infringement lawsuit that it brought against the Company in May 2005. In return, the Company agreed to make periodic payments to NetRatings totaling $10,000,000 over the period from the signing date of the agreement through December 2007. In accordance with the agreement, the Company was also required to make an additional $4,000,000 payment to NetRatings upon the completion of its initial public offering in July 2006. At September 30, 2007, the amount outstanding related to this settlement and patent license agreement, discounted to its net present value, was $985,000.
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
          Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	September,
	2006	2007
Gross	$293	$1,177
Less accumulated amortization	(219)	(553)

Net carrying amount	$74	$624

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The future minimum lease payments under noncancellable capital and operating leases at September 30, 2007 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
Remaining three months in 2007	$139	$715
2008	282	2,587
2009	153	2,345
2010	27	1,976
Thereafter	—	443

Total minimum lease payments	601	$8,066

Less: imputed interest	(57)

Present value of minimum lease payments	544
Less: current portion	(316)

Capital lease obligations, less current portion	$228

          Operating lease payments primarily relate to the Company’s lease of its principal offices in Orem, Utah, which terminates in March 2011. The Company has also entered into operating leases for computer equipment and for office space in various international locations.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
10. Subsequent Events
     Acquisition of Offermatica Corporation
          On September 7, 2007, the Company entered into a definitive agreement to acquire all of the outstanding voting stock of Offermatica Corporation (“Offermatica”), an on-demand provider of A/B testing and multivariate testing solutions that enable companies to define and test the structure and other elements of their websites. The Company will account for the acquisition under the purchase method of accounting. The Company intends to purchase Offermatica to acquire its existing customer base, key personnel, products and technology. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close during the quarter ended December 31, 2007.
          Each outstanding share of Offermatica capital stock, including all outstanding options, warrants and any other rights to purchase or acquire Offermatica capital stock will be exchanged for total consideration of $65,000,000 in the aggregate, consisting of the following: (1) approximately $30,000,000 in cash (of which approximately $22,000,000 would be payable upon closing of the acquisition and $8,000,000 would be placed in escrow on the closing date to secure indemnity obligations of the Offermatica shareholders pursuant to the definitive agreement); and approximately $35,000,000 to be paid in shares of the Company’s common stock based on the average closing sale price of the Company’s common stock for the 45 consecutive calendar days prior to the acquisition closing date. The total consideration to be paid in connection with the acquisition is subject to reduction based on Offermatica’s working capital, unpaid third-party expenses and outstanding indebtedness at the time of closing. In lieu of issuing shares of its common stock, the Company will have the right to pay the full amount of the purchase price in cash. In connection with the acquisition, options to purchase Offermatica common stock outstanding at the time of closing will be assumed by the Company and converted into options to purchase shares of common stock of the Company based on an option exchange ratio. The Company has agreed to file a registration statement on Form S-8 following the closing in order to register the shares of common stock issuable upon the exercise of the assumed Offermatica options that are eligible to be registered on Form S-8. The Offermatica purchase price will also be increased for direct acquisition costs, including legal and accounting fees. At September 30, 2007, the Company had incurred approximately $970,000 of direct acquisition costs related to the Offermatica acquisition, all of which were unpaid.
          In addition, the Company may elect to make an additional license payment to NetRatings related to the proposed Offermatica acquisition in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.
     Acquisition of Visual Sciences, Inc.
          On October 25, 2007, the Company entered into a definitive agreement to acquire all of the outstanding voting stock of Visual Sciences, Inc. (“Visual Sciences”), a provider of on-demand web analytics applications. The Company intends to purchase Visual Sciences to acquire its existing customer base, key personnel, products and technology. The acquisition will be accounted for under the purchase method of accounting and is expected to close by mid-2008, subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals.
          Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock will be converted into and represent the right to receive 0.49 of a share of the Company’s common stock and $2.39 in cash. The acquisition is intended to qualify as a tax-free reorganization for federal income tax purposes. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing will be assumed by the Company and converted into options to purchase shares of common stock of the Company, based on an option exchange ratio pursuant to the terms of the definitive agreement. The Company has agreed to file a registration statement on Form S-8 following the closing in order to register the shares of common stock issuable upon the exercise of the assumed Visual Sciences options that are eligible to be registered on Form S-8. The aggregate amount of cash to be paid by the Company will equal approximately $50,000,000 and the aggregate number of shares of common stock of the Company issuable will equal approximately 10,800,000 shares, which includes shares issuable as a result of the assumption of outstanding options to purchase Visual Sciences common stock, calculated in accordance with the terms of the definitive agreement using the Company’s closing price on October 24, 2007. Pursuant to the definitive agreement, the actual number of shares of common stock issuable pursuant to the assumption of Visual Sciences common stock options will vary depending upon the average closing sales price of the Company’s common stock for the 10 most recent trading days ending on the last trading day prior to the closing of the acquisition. Upon closing of the transaction, Visual Sciences stockholders are expected to own approximately 13.7% of the Company. The purchase price will also be increased for any acquisition-related restructuring and direct acquisition costs, including investment banking, legal and accounting fees.
          The Company intends to file with the SEC a registration statement on Form S-4, which will include a joint proxy statement / prospectus of the Company and Visual Sciences and other relevant materials in connection with the proposed acquisition.

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
          We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $3.7 million in 2002 to $79.7 million in 2006, representing an average annual growth rate of approximately 115%. Our revenues for the nine months ended September 30, 2007 were $100.0 million. Our total cost of revenues and total operating expenses have increased from $5.0 million in 2002 to $87.9 million in 2006. For the nine months ended September 30, 2007, our total cost of revenues and total operating expenses were $110.1 million. Our loss from operations was $1.2 million in 2002, and declined from $17.4 million in 2005 to $8.1 million in 2006. Our loss from operations increased from $7.0 million for the nine months ended September 30, 2006 to $10.1 million for the nine months ended September 30, 2007. Our net loss has increased from $1.4 million in 2002 to $7.7 million in 2006. Our net loss increased from $7.0 million for the nine months ended September 30, 2006 to $7.6 million for the nine months ended September 30, 2007. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2002 have been derived from subscription fees for our services, which represented approximately 96% of total revenues in 2005, 94% of total revenues in 2006 and 92% of total revenues for the nine months ended September 30, 2007.

          We provide our online business optimization services to businesses in 87 countries. During all of 2006, our services captured approximately 1.4 trillion transactions, and during the nine months ended September 30, 2007, our services captured approximately 1.6 trillion transactions for approximately 2,700 customers.
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
Recently Consummated Acquisitions
     Acquisition of Instadia A/S
          In January 2007, we acquired all of the outstanding voting stock of Instadia A/S, or Instadia, a provider of enterprise, on-demand web analytics services based in Copenhagen, Denmark. We purchased Instadia to acquire its existing customer base, key personnel and technology. The aggregate purchase price was approximately $14.3 million, which included the payment of cash, restructuring charges and acquisition-related costs. The results of operations of Instadia are included in our results of operations from the acquisition date.
     Acquisition of Touch Clarity Limited
          In March 2007, we acquired all of the outstanding voting stock of Touch Clarity Limited, or Touch Clarity, a provider of enterprise, on-demand, automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $61.2 million, which consisted of (1) initial cash consideration of $16.0 million paid upon the closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) a license payment to NetRatings related to the Touch Clarity acquisition of approximately $0.5 million, which we elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006 and (5) additional deferred consideration consisting of $13.5 million paid in cash and the issuance of 0.8 million shares of our common stock.
          In accordance with the terms of the Touch Clarity acquisition, we paid $8.2 million of the deferred consideration to the former Touch Clarity shareholders in the form of cash upon the completion of our June 2007 common stock offering. In August 2007, we paid the remaining portion of the consideration by the payment of $5.3 million in cash and the issuance of 836,609 million shares of our common stock. The fair value of the 836,609 million shares of our common stock was $22.1 million, net of issuance costs. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008 contingent upon the achievement of certain revenue milestones of the Company during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          In connection with the issuance of the shares, we filed a registration statement on Form S-3 with the SEC on August 15, 2007 to cover resales of the shares, which became eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in a certain registration rights agreement, dated February 14, 2007, among the former shareholders of Touch Clarity and us.

Recently Announced Acquisitions
     Acquisition of Offermatica Corporation
          On September 7, 2007, we entered into a definitive agreement to acquire all of the outstanding voting stock of Offermatica Corporation, or Offermatica, an on-demand provider of A/B testing and multivariate testing solutions that enable companies to define and test the structure and other elements of their websites. The acquisition will be accounted for under the purchase method of accounting, and is subject to customary closing conditions, including regulatory approvals, and is expected to close during the quarter ended December 31, 2007.
          Each outstanding share of Offermatica capital stock, including all outstanding options, warrants and any other rights to purchase or acquire Offermatica capital stock will be exchanged for total consideration of $65.0 million in the aggregate, consisting of the following: (1) approximately $30.0 million in cash (of which approximately $22.0 million would be payable upon closing of the acquisition and $8.0 million would be placed in escrow on the closing date to secure indemnity obligations of the Offermatica shareholders pursuant to the definitive agreement); and approximately $35.0 million to be paid in shares of our common stock based on the average closing sale price of our common stock for the 45 consecutive calendar days prior to the acquisition closing date. The total consideration to be paid in connection with the acquisition is subject to reduction based on Offermatica’s working capital, unpaid third-party expenses and outstanding indebtedness at the time of closing. In lieu of issuing shares of its common stock, we will have the right to pay the full amount of the purchase price in cash. In connection with the acquisition, options to purchase Offermatica common stock outstanding at the time of closing will be assumed by us and converted into options to purchase shares of our common stock based on an option exchange ratio. We have agreed to file a registration statement on Form S-8 following the closing in order to register the shares of common stock issuable upon the exercise of the assumed Offermatica options that are eligible to be registered on Form S-8. The Offermatica purchase price will also be increased for direct acquisition costs, including legal and accounting fees. At September 30, 2007, we had incurred approximately $1.0 million of direct acquisition costs related to the Offermatica acquisition, all of which were unpaid.
          In addition, we may elect to make an additional license payment to NetRatings related to the proposed Offermatica acquisition in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.
     Acquisition of Visual Sciences, Inc.
          On October 25, 2007, we entered into a definitive agreement to acquire all of the outstanding voting stock of Visual Sciences, Inc., or Visual Sciences, a provider of on-demand web analytics applications. The acquisition will be accounted for under the purchase method of accounting and is expected to close by mid-2008, subject to customary closing conditions, including approval by the stockholders of both companies and regulatory approvals.
          Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock will be converted into and represent the right to receive 0.49 of a share of our common stock and $2.39 in cash. The acquisition is intended to qualify as a tax-free reorganization for federal income tax purposes. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing will be assumed by us and converted into options to purchase shares of our common stock, based on an option exchange ratio pursuant to the terms of the definitive agreement. We have agreed to file a registration statement on Form S-8 following the closing in order to register the shares of common stock issuable upon the exercise of the assumed Visual Sciences options that are eligible to be registered on Form S-8. The aggregate amount of cash to be paid by us will equal approximately $50.0 million and the aggregate number of shares of our common stock issuable will equal approximately 10.8 million shares, which includes shares issuable as a result of the assumption of outstanding options to purchase Visual Sciences common stock, calculated in accordance with the terms of the definitive agreement using our closing price on October 24, 2007. Pursuant to the definitive agreement, the actual number of shares of common stock issuable pursuant to the assumption of Visual Sciences common stock options will vary depending upon the average closing sales price of our common stock for the 10 most recent trading days ending on the last trading day prior to the closing of the acquisition. Upon closing of the transaction, Visual Sciences stockholders are expected to own approximately 13.7% of the Company. The purchase price will also be increased for any acquisition-related restructuring and direct acquisition costs, including investment banking, legal and accounting fees.
          We intend to file with the SEC a registration statement on Form S-4, which will include a joint proxy statement / prospectus of the Company and Visual Sciences and other relevant materials in connection with the proposed acquisition.

How We Generate Revenues
          Our revenues are classified into two types: subscription revenues and professional services and other revenues. Subscription revenues accounted for 96% of total revenues in 2005, 94% of total revenues in 2006 and 92% of total revenues in the nine months ended September 30, 2007.
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
          We generally bill customers for our Omniture SearchCenter services based either as a fixed percentage of our customer’s monthly online advertising spending managed through our SearchCenter services, or based on a committed minimum number of bid reviews tracked on a monthly basis. We generally consider a bid review to be each instance where our SearchCenter services check or change a customer’s bids on it’s keyword or product listing. Most of our customer contracts provide for additional fees for bid reviews in excess of a stated quantity during a month.
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
Cost of Revenues and Operating Expenses
          Cost of Revenues. Cost of subscription revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel and amortization of intangible assets. Cost of subscription revenues will, absent any impairment and before any affect of the recently announced Offermatica and Visual Sciences acquisitions, include $4.1 million in annual amortization of existing acquired intangible assets through 2010 and decreasing amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.

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
          Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses will, absent any impairment and before any affect of the recently announced Offermatica and Visual Sciences acquisitions, also include $1.1 million in annual amortization of acquired customer-related intangible assets through 2013 and decreasing amounts thereafter through March 31, 2015.
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
Trends in Our Business and Results of Operations
          Our business has grown rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased subscription revenues from existing customers. To date, we have derived a substantial majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. As demonstrated, in part, by our pending acquisitions of Offermatica and Visual Sciences, we expect that revenues associated with our current and future services other than Omniture SiteCatalyst will continue to increase over time and continue to reduce the percentage of total revenues generated by Omniture SiteCatalyst.
          In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will continue to increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 11% of total revenues for 2005 to 17% of total revenues for 2006 and 25% of total revenues for the nine months ended September 30, 2007. Additionally, we expect the percentage of total revenues derived from our largest customers to further decrease over time, as a result of continued expansion of our customer base.
          If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Over the past year, our gross margins have increased from 59% for the nine months ended September 30, 2006 to 63% for the nine months ended September 30, 2007, primarily due to more efficient utilization of our network hardware. We are seeking to achieve further economies of scale as we continue expanding our network infrastructure, resulting in a reduction over time of network operations costs as a percentage of total revenues, although improvements in future gross margins are not expected to occur at the same rate experienced from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.
          During the nine months ended September 30, 2007, we leased a portion of our equipment requirements under operating leases provided by third-party financing sources. We expect equipment acquired under operating leases to increase, both in absolute dollars and as a percentage of our overall equipment requirements, for the quarter ended December 31, 2007. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.

          The timing of additional expenditures and equipment operating leases could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation and lease expense from our significant upfront network computer equipment requirements as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. At least through March 31, 2014, our cost of revenues and our gross margin will also be negatively affected by the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings; and (2) the intangible assets directly related to our subscription service that were acquired as part of our acquisitions of other businesses.
          We have also experienced, and expect to continue to experience rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 33 at December 31, 2002 to 578 at September 30, 2007. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of the Instadia and Touch Clarity personnel, the pending Offermatica and Visual Sciences acquisitions along with any future acquisitions.
          We plan to continue investing heavily in sales and marketing by increasing the number of direct sales personnel and the number of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. We expect that sales and marketing expenses will continue to increase in absolute dollars and remain our largest operating expense category. Generally sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salesperson becomes more fully utilized and revenues can be recognized. At least through March 31, 2015, we expect sales and marketing expenses to be negatively affected due to customer-related intangible assets acquired as part of our acquisitions of other businesses.
          We expect research and development expenses to continue to increase in absolute dollars as we continue to enhance our existing services and to expand our available service offerings. We also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the Touch Clarity acquisition and the recently announced Offermatica and Visual Sciences acquisitions.
          We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business and operate as a public company.
          We expect stock-based compensation expenses to continue to increase, both in absolute dollars and as a percentage of total revenues, as a result of our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. Beginning in the first quarter of 2006, SFAS No. 123R requires us to record compensation expense based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At September 30, 2007, there was $39.9 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.2 years.
          During the nine months ended September 30, 2007, we completed the acquisitions of Instadia and Touch Clarity. We also recently announced our intent to acquire Offermatica and Visual Sciences. The Offermatica acquisition is expected to close during the quarter ended December 31, 2007, while we expect the Visual Sciences acquisition to close by mid-2008. In the future, as part of our overall growth strategy we expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.
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

Results of Operations
          The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Revenues:
Subscription	93%	92%	94%	92%
Professional services and other	7	8	6	8

Total revenues	100	100	100	100
Cost of revenues:
Subscription	36	32	37	32
Professional services and other	4	5	4	5

Total cost of revenues	40	37	41	37

Gross margin	60	63	59	63
Operating expenses:
Sales and marketing	42	42	45	44
Research and development	11	13	11	12
General and administrative	15	17	15	17

Total operating expenses	68	72	71	73

Loss from operations	(8)	(9)	(12)	(10)
Interest income	4	6	2	4
Interest expense	(2)	—	(2)	(1)
Other expense	—	—	—	(1)

Loss before provision for income taxes	(6)	(3)	(12)	(8)
Provision for income taxes	—	—	—	—

Net loss	(6)%	(3)%	(12)%	(8)%

     Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Subscription	$19,535	$34,358	76%	$52,673	$92,282	75%
Professional services and other	1,493	3,024	103	3,615	7,732	114

Total revenues	$21,028	$37,382	78%	$56,288	$100,014	78%

          Subscription revenues increased $14.8 million and $39.6 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the growth in the number of customers for our subscription services, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data. Professional services and other revenues increased $1.5 million and $4.1 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services and additional staffing available to provide consulting and training services to support increased customer demand.

          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Revenues from customers within the United States	$17,382	$27,274	57%	$47,207	$74,531	58%
Revenues from customers outside the United States.	3,646	10,108	177	9,081	25,483	181

Total revenues	$21,028	$37,382	78%	$56,288	$100,014	78%

Revenues from customers outside the United States as a percentage of total revenues	17%	27%		16%	25%
Revenues from customers outside of the United States grew from 17% of total revenues during the three months ended September 30, 2006 to 27% of total revenues during the three months ended September 30, 2007 and from 16% of total revenues during the nine months ended September 30, 2006 to 25% of total revenues during the nine months ended September 30, 2007, as a result of our ongoing efforts to expand the size of our sales force and increase the number of locations outside of the United States where we conduct business, as demonstrated by our acquisitions of Instadia and Touch Clarity. No single foreign country accounted for more than 10% of total revenues during the three and nine months ended September 30, 2006 and 2007.
          America Online and certain of its affiliated entities accounted for 12% and 11% of total revenues for the three and nine months ended September 30, 2006, respectively. No other customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2006 and no customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2007. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with other entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually.
     Cost of Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Subscription	$7,721	$12,081	56%	$20,632	$32,573	58%
Professional services and other	778	1,752	125	2,206	4,747	115

Total cost of revenues	$8,499	$13,833	63%	$22,838	$37,320	63%

          The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Subscription	40%	35%	39%	35%
Professional services and other	52%	58%	61%	61%
          Cost of subscription revenues increased $4.4 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, primarily due to a $1.3 million increase in employee salaries and benefits and related costs, a $0.8 million increase in co-location costs associated with housing and operating network hardware and a $0.4 million increase in depreciation related to purchases of network infrastructure equipment, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. Our cost of subscription revenues also increased by $0.7 million for the amortization of intangible assets acquired in the Instadia and Touch Clarity acquisitions and by $0.3 million from stock-based compensation expense.
          Cost of subscription revenues increased $11.9 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, primarily due to a $3.2 million increase in employee salaries and benefits and related costs, a $3.1 million increase in co-location costs associated with housing and operating network hardware and a $1.6 million increase in depreciation related to additional investment in our network infrastructure hardware, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase was also partially due to $1.6 million in amortization of the intangible assets acquired in the Instadia and Touch Clarity acquisitions and a $1.0 million increase in stock-based compensation.

          Gross margin associated with subscription revenues increased to 65% for the three months ended September 30, 2007 from 60% for the three months ended September 30, 2006. Gross margin associated with subscription revenues increased to 65% for the nine months ended September 30, 2007 from 61% for the nine months ended September 30, 2006. These increases in gross margins are primarily due to increased efficiencies in network operations.
          Cost of professional services and other revenues increased $1.0 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, primarily due to a $0.7 million increase in employee salaries and benefits and related costs and a $0.1 million increase in stock-based compensation. Cost of professional services and other revenues increased $2.5 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, primarily due to a $1.7 million increase in employee salaries and benefits and related costs, a $0.3 million increase in stock-based compensation and a $0.2 million increase in facility and printed materials costs related to our Omniture University training classes. The increased employee salaries and benefits and related costs for both the three and nine month periods were mainly the result of increased staffing in our consulting and training areas to support the growth in our customer base.
          Gross margin associated with professional services decreased to 42% for the three months ended September 30, 2007 from 48% for the three months ended September 30, 2006. This decrease was primarily due to the hiring of professional services personnel to support the continued growth in our customer base who were not immediately fully utilized and the timing of revenue recognition on professional services engagements. Gross margins for both the three and nine months ended September 30, 2006 and 2007 were 39%.
     Operating Expenses

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Sales and marketing	$8,847	$15,716	78%	$25,633	$44,383	73%
Research and development	2,284	4,656	104	6,332	11,768	86
General and administrative	3,078	6,383	107	8,496	16,642	96

Total operating expenses	$14,209	$26,755	88%	$40,461	$72,793	80%

     Sales and Marketing
          Sales and marketing expenses increased $6.9 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, primarily due to a $1.8 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Instadia and Touch Clarity acquisitions. The increase was also due to a $1.0 million increase in stock-based compensation expense, a $1.1 million increase in sales commissions primarily resulting from increased sales, a $0.9 million increase in marketing expenses, primarily associated with our online marketing and annual customer summits, and a $0.7 million increase in travel-related costs, principally resulting from increased staffing.
          Sales and marketing expenses increased $18.8 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, primarily due to a $6.8 million increase in employee salaries and benefits and related costs, a $3.7 million increase in commission costs due to increased staffing and revenues, a $2.8 million increase in stock-based compensation expense, a $2.4 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summits and a $1.6 million increase in travel-related costs, principally resulting from increased staffing.
     Research and Development
          Research and development expenses increased $2.4 million and $5.4 million during the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The increases in both the three and nine month periods are primarily due to increases in salaries and benefits and related costs of $1.1 million and $2.9 million, respectively, resulting from an increase in staffing, including the Instadia and Touch Clarity acquisitions. In addition, stock-based compensation increased $0.5 million and $1.4 million during the three and nine months ended September 30, 2007, respectively.
     General and Administrative
          General and administrative expenses increased $3.3 million from the three months ended September 30, 2006 to the three months ended September 30, 2007, primarily due to a $0.6 million increase in employee salaries and benefits and related costs and a $0.1 million increase in recruiting expenses, principally resulting from increased staffing. The increase was also due to a $0.4 million increase in outside professional services costs, a $0.2 million increase in travel related expenses, a $0.1 million increase in business insurance and a $0.1 million increase in business taxes, all primarily resulting from the continued growth of our business, including our international expansion. In addition, stock-based compensation expense increased by $0.9 million.

          General and administrative expenses increased $8.1 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, primarily due to a $2.5 million increase in employee salaries and benefits and related costs and a $0.4 million increase in recruiting expenses, principally resulting from increased staffing. The increase was also due to a $1.2 million increase in outside professional services costs, a $0.4 million increase in business insurance, a $0.4 million increase in travel related expenses, and a $0.3 million increase in business taxes, all primarily resulting from the continued growth of our business, including our international expansion. . In addition, stock-based compensation expense increased by $1.8 million.
     Stock-based Compensation
          Stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Cost of subscription revenues	$60	$347	$116	$1,074
Cost of professional services and other revenues	14	103	30	313
Sales and marketing	292	1,263	634	3,478
Research and development	155	692	381	1,762
General and administrative	376	1,229	956	2,711

Total stock-based compensation	$897	$3,634	$2,117	$9,338

          Stock-based compensation expense increased $2.7 million and $7.2 million during the three and nine months ended September 30, 2007 as compared to the same periods in 2006, primarily due to the additional stock-based compensation expense under SFAS No. 123R related to additional stock option grants.
          During the three months ended September 30, 2007, our estimated volatility increased from 43% to 55%. This fluctuation was due to changes in the composition of the peer entities that we used to calculate historical volatility because one of our peer entities no longer has publicly traded stock.
     Interest Income, Interest Expense and Other (Expense) Income, Net

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Interest income	$861	$2,278	$1,233	$3,749
Interest expense	(368)	(185)	(985)	(686)
Other (expense) income, net	(22)	102	(84)	(365)
          Interest income increased $1.4 million and $2.5 million during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of an increase in cash and cash equivalents and short-term investment balances.
          Interest expense decreased $0.2 million and $0.3 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to the reduction of imputed interest expense associated with the liability relating to the NetRatings settlement.
          Other (expense) income, net increased $0.3 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007, primarily due to a $0.2 million realized loss on the foreign currency forward contract entered into in connection with the Instadia acquisition.
Liquidity and Capital Resources
          At September 30, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $54.9 million, short-term investments of $115.6 million, accounts receivable, net, of $39.8 million, amounts available under our credit facilities of $19.9 million and our two master lease agreements. During July 2006, we completed our initial public offering of 10.3 million shares of our common stock and received net proceeds of approximately $59.2 million. During June 2007, we completed a common stock offering of 8.4 million shares of our common stock and received approximately $143.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and before deducting offering expenses. As of September 30, 2007, offering expenses related to our June 2007 stock offering were $1.2 million.

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
          We generated $18.2 million of net cash from operating activities during the nine months ended September 30, 2007. This cash was primarily generated from a net loss of $7.6 million, adjusted for $23.3 million in non-cash depreciation, amortization and stock-based compensation expenses, an $11.2 million increase in payments received from customers in advance of when we recognized revenues, a $4.3 million increase in accounts payable and a $0.9 million increase in accrued and other liabilities. This increase in operating cash was partially offset by a $14.0 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers, along with the timing of payments from these customers. Allowances for accounts receivable increased by $2.3 million during the nine months ended September 30, 2007.
     Investing Activities
          Historically, our primary investing activities consisted of purchases of computer network equipment to accommodate the continued growth in customer transactions from which we capture data, furniture and equipment to support our operations and payments related to the acquisition of businesses and intellectual property.
          We expect to continue investing in network infrastructure equipment as our customer base grows. However, beginning in 2007, we began leasing a portion of our network equipment requirements under operating leases, which will reduce our capital expenditures to the extent operating leases are utilized. Payments made under these operating lease arrangements reduce our income from operations and cash flows from operating activities. The extent to which we invest in network infrastructure equipment can be affected by the pace at which we add new customers, along with the timing and scale of new customer implementations. Because we make expenditures for new equipment before we receive cash from customers, it may take a number of months or longer for us to achieve positive cash flow from a customer.
          To increase the interest income earned on our excess cash, in 2007, we began investing a portion of our cash in high-quality securities with original maturities of greater than 90 days.
          We used $172.1 million of net cash in investing activities during the nine months ended September 30, 2007. This use of cash primarily resulted from $138.0 million in purchases of short-term investments, $44.2 million paid for the acquisitions of Instadia and Touch Clarity, net of cash acquired, $9.2 million to purchase property and equipment and $3.6 million to purchase intangible assets. In addition, we recently announced our intention to acquire Offermatica and Visual Sciences. We expect to pay cash consideration, excluding any acquisition—related restructuring and direct offering costs, of approximately $30.0 million to the Offermatica shareholders and approximately $50.0 million to the Visual Sciences shareholders. In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our existing online business optimization platform and accelerate access to strategic markets.
     Financing Activities
          We generated $140.4 million of net cash from financing activities during the nine months ended September 30, 2007, primarily from the $142.2 million in net proceeds from our June 2007 common stock offering and $2.6 million in proceeds from the exercise of stock options, partially offset by $5.0 million of principal payments on notes payable and capital lease obligations.

Other Factors Affecting Liquidity and Capital Resources
          In 2004, we entered into an equipment line of credit agreement for $10.0 million. At September 30, 2007, we had $0.1 million outstanding under the line of credit. These borrowings bear interest at rates between 4.81% and 5.06% per annum and are repayable in monthly installments through October 2007.
          We amended the equipment line of credit in 2005. This amendment provided for a revolving line of credit of up to $10.0 million. Interest on the revolving line of credit is payable monthly. At September 30, 2007, the outstanding principal balance under the revolving line was $0.5 million.
          In January 2006, we entered into a second amendment to the equipment line of credit agreement. This second amendment provided for a second equipment facility of up to $10.0 million and reduced the total amount available for borrowing under the existing revolving line to $5.0 million. Each draw under the second equipment facility has a 36-month repayment period and accrues interest at a rate based on the United States Treasury Bill Rate, plus a factor determined by our adjusted quick ratio at the time of that draw. At September 30, 2007, we had $4.9 million of net borrowings under the second equipment facility that mature at various dates in 2009 , with a weighted-average interest rate of 8.21%.
          In August 2007, we entered into a third amendment to the equipment line of credit agreement. This third amendment increased the total equipment facility to $20.0 million, of which $9.6 million was previously advanced, and increased the revolving line of credit to $10.0 million. The first $3.0 million of borrowings under the revolving line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the revolving line of credit may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts outstanding under the revolving line of credit, and each draw under the 2007 amendment, accrue interest at a rate equal to, at our option, either: (1) the lender’s prime interest rate, which equated to 7.75% at September 30, 2007 or (2) the rate at which dollar deposits are offered in the London interbank market plus 2.75%. Each draw under the 2007 amendment has a 36-month repayment period. This amendment modified or eliminated certain covenants in the prior loan amendments. We were in compliance with all financial covenants contained in the third amendment to the equipment line of credit agreement at September 30, 2007.
          In February 2006, we entered into a settlement and patent license agreement with NetRatings, Inc. The agreement requires us to make periodic license payments totaling $10.0 million, $9.0 million of which we have previously paid, and the balance of which is payable during the fourth quarter of 2007. In accordance with the agreement, we made an additional license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the web analytics revenues of the acquired company. The agreement also provides that, if we acquire other companies, we may elect to make additional license payments based on the web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. In connection with our acquisition of Instadia, we made an additional license payment of approximately $0.3 million in the three months ended March 31, 2007 and, in connection with our acquisition of Touch Clarity, we made an additional license payment of approximately $0.5 million during the three months ended June 30, 2007. We also may elect to make an additional license payment to NetRatings related to the Offermatica acquisition.
Acquisition of Instadia A/S
          In January 2007, we acquired all of the outstanding voting stock of Instadia A/S, a provider of enterprise, on-demand web analytics services, based in Copenhagen, Denmark, for an aggregate purchase price of approximately $14.3 million, which included cash, restructuring charges and acquisition-related costs. The restructuring charges we recorded in conjunction with the acquisition totaled approximately $2.4 million and related to severance payments and severance-related benefits associated with employee terminations and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. All restructuring charges were paid prior to September 30, 2007.
Acquisition of Touch Clarity Limited
          In March 2007, we acquired all of the outstanding voting stock of Touch Clarity Limited, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $61.2 million, which consisted of (1) initial cash consideration of $16.0 million paid upon closing of the acquisition, (2) the fair value of substituted options, (3) acquisition-related costs, (4) a license payment to NetRatings related to the Touch Clarity acquisition of approximately $0.5 million, which we elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006, and (5) additional deferred consideration consisting of $13.5 million paid in cash and the issuance of 0.8 million shares of our common stock.

          In accordance with the terms of the Touch Clarity acquisition, we paid $8.2 million of the deferred consideration to the former shareholders of Touch Clarity in the form of cash upon the completion of our June 2007 common stock offering. In August 2007, we paid the remaining portion of the consideration by the payment of $5.3 million in cash and the issuance of 836,609 shares of our common stock. The total fair value of the 836,609 shares of our common stock was $22.1 million, net of issuance costs. We may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008, contingent upon the achievement of certain revenue milestones of the company during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          In connection with the issuance of the shares, we filed a registration statement on Form S-3 with the SEC on August 15, 2007 to cover resales of the shares, which became eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in a certain registration rights agreement, dated February 14, 2007, among the former shareholders of Touch Clarity and us.
Pending Acquisition of Offermatica Corporation
          On September 7, 2007, we entered into a definitive agreement to acquire all of the outstanding voting stock of Offermatica, an on-demand provider of A/B testing and multivariate testing solutions that enable companies to define and test the structure and other elements of their websites. The acquisition will be accounted for under the purchase method of accounting, and is subject to customary closing conditions, including regulatory approvals, and is expected to close during the quarter ended December 31, 2007.
          Each outstanding share of Offermatica capital stock, including all outstanding options, warrants and any other rights to purchase or acquire Offermatica capital stock will be exchanged for total consideration of $65.0 million in the aggregate, consisting of the following: (1) approximately $30.0 million in cash (of which approximately $22.0 million would be payable upon closing of the acquisition and $8.0 million would be placed in escrow on the closing date to secure indemnity obligations of the Offermatica shareholders pursuant to the definitive agreement); and approximately $35.0 million to be paid in shares of our common stock based on the average closing sale price of our common stock for the 45 consecutive calendar days prior to the acquisition closing date. The total consideration to be paid in connection with the acquisition is subject to reduction based on Offermatica’s working capital, unpaid third-party expenses and outstanding indebtedness at the time of closing. In lieu of issuing shares of its common stock, we will have the right to pay the full amount of the purchase price in cash. In connection with the acquisition, options to purchase Offermatica common stock outstanding at the time of closing will be assumed by us and converted into options to purchase shares of our common stock based on an option exchange ratio. W have agreed to file a registration statement on Form S-8 following the closing in order to register the shares of common stock issuable upon the exercise of the assumed Offermatica options that are eligible to be registered on Form S-8. The Offermatica purchase price will also be increased for direct acquisition costs, including legal and accounting fees and costs. At September 30, 2007, we had incurred approximately $1.0 million of direct acquisition costs related to the Offermatica acquisition, all of which were unpaid at that date.
          In addition, we may elect to make an additional license payment to NetRatings related to the Offermatica, in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.
Pending Acquisition of Visual Sciences, Inc.
          On October 25, 2007, we entered into a definitive agreement to acquire all of the outstanding voting stock of Visual Sciences, a provider of on-demand web analytics applications. The acquisition will be accounted for under the purchase method of accounting and is expected to close by mid-2008, subject to customary closing conditions, including approval by the shareholders of both companies and regulatory approvals.
          Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock will be converted into and represent the right to receive 0.49 of a share of our common stock and $2.39 in cash. The acquisition is intended to qualify as a tax-free reorganization for federal income tax purposes. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing will be assumed by us and converted into options to purchase shares of our common stock, based on an option exchange ratio pursuant to the terms of the definitive agreement. We have agreed to file a registration statement on Form S-8 following the closing in order to register the shares of common stock issuable upon the exercise of the assumed Visual Sciences options that are eligible to be registered on Form S-8. The aggregate amount of cash to be paid by us will equal approximately $50.0 million and the aggregate number of shares of our common stock issuable will equal approximately 10.8 million shares. Such number of shares of common stock includes shares issuable as a result of the assumption of outstanding options to purchase Visual Sciences common stock, calculated in accordance with the terms of the definitive agreement using our closing price on Wednesday, October 24, 2007. Pursuant to the definitive agreement, the actual number of shares of common stock issuable pursuant to the assumption of Visual Sciences common stock options will vary depending upon the average closing sales price of our common stock for the 10 most recent trading days ending on the last trading day prior to the closing of the acquisition. Upon closing of the transaction, Visual Sciences stockholders are expected to own approximately 13.7% of the combined company. The purchase price will also be increased for any acquisition-related restructuring and direct acquisition costs, including investment banking, legal and accounting fees and costs.
          We intend to file with the SEC a registration statement on Form S-4, which will include a joint proxy statement / prospectus of the Company and Visual Sciences and other relevant materials in connection with the proposed acquisition.
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
          We have entered into an operating lease related to our principal offices in Orem, Utah, with a lease term through March 2011. We have also entered into operating leases for certain computer equipment and for office space in international locations.
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
Contractual Obligations and Commitments
          Our future contractual obligations at September 30, 2007 were as follows (in thousands):

					Patent License
	Capital	Operating	Notes	Interest on Notes	and Settlement
	Leases	Leases(1)	Payable	Payable(2)	Costs	Total
Remaining three months in 2007	$139	$715	$988	$117	$1,000	$2,959
2008	282	2,587	3,884	275	—	7,028
2009	153	2,345	1,078	28	—	3,604
2010	27	1,976	38	1	—	2,042
2011	—	443	—	—	—	443

Total contractual obligations	$601	$8,066	$5,988	$421	$1,000	$16,076

(1)	In October 2007, we leased certain computer equipment under our equipment operating lease that will increase the future operating lease payments by approximately $4.4 million in the aggregate.

(2)	Includes total estimated variable interest payments of $42,000, of which $36,000 relates to our revolving line of credit and $6,000 relates to our other notes payable. The $36,000 related to the revolving line of credit is based on the $500,000 outstanding principal balance and interest rate of 7.75% in effect at September 30, 2007. The $6,000 related to other notes payable is based on the $85,000 principal balance and interest rate of 9.25% in effect at September 30, 2007.
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

          We make judgments as to our ability to collect outstanding receivables and provide allowances when collection becomes doubtful. Specific provisions are made based on an account-by-account analysis of collectability. Additionally, we make provisions for non-customer-specific accounts based on our historical bad debt experience and current economic trends. We record provisions in operating expenses. We write off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that we will not collect the receivable from the customer.
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
Stock-based Compensation
          Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations, and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.2 million during both the three months ended September 30, 2006 and 2007 and $0.7 million during both the nine months ended September 30, 2006 and 2007.
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
          At September 30, 2007, there was $39.9 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.2 years.
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
Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

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
Interest Rate Sensitivity
          We had unrestricted cash and cash equivalents totaling $54.9 million and short-term investments totaling $115.6 million at September 30, 2007. The cash and cash equivalents were invested primarily in money market funds and high-quality commercial paper with original maturities of less than 90 days. The short-term investments were primarily invested in auction rate securities and high-quality commercial paper and government agency securities with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.

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
          Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Risks Related to Our Business
          There are numerous risks associated with our recent entry into agreements to acquire Offermatica and Visual Sciences.
          On September 7, 2007, the Company entered into a definitive agreement to acquire, by merger, all of the outstanding voting stock of Offermatica, an on-demand provider of A/B testing and multivariate testing solutions. On October 25, 2007, the Company entered into a definitive agreement to acquire, by merger, all of the outstanding voting stock of Visual Sciences, a provider of on-demand web analytics applications. There are numerous risks associated with our having entered into these agreements, including the following:
          We cannot assure you that all conditions to the proposed mergers will be completed and the proposed mergers consummated. The proposed mergers are subject to the satisfaction of closing conditions, including obtaining regulatory approvals and obtaining the approval of the stockholders of Offermatica and Visual Sciences, and in the case of the proposed acquisition of Visual Sciences, the approval of our stockholders. In the event that either of the proposed mergers is not completed, we may be subject to risks, including the costs related to the proposed mergers, such as legal, accounting, and advisory fees, which must be paid even if the mergers are not completed. If either of the proposed mergers is not completed, the market price of our common stock could decline. In addition, if we become subject to any material condition in order to obtain any approvals required to complete either of the proposed mergers, the business and results of operations of the combined company may be adversely affected. We may also elect to challenge conditions or changes proposed by governmental authorities. Any such litigation could be costly and divert management’s attention from our business. There is also no assurance that we will undertake or be successful in any such litigation.

If we fail to successfully integrate the business and operations of Omniture, Visual Sciences and Offermatica, the combined company may not realize the potential benefits of the proposed mergers. If the proposed mergers are completed, the integration of Omniture, Visual Sciences and Offermatica will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the proposed mergers. Following the proposed mergers, Omniture, Visual Sciences and Offermatica must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in integrating these operations:
•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to accept new services or to continue using the products and services of the combined company;

•	difficulties in successfully integrating the management teams and employees of Omniture, Visual Sciences and Offermatica;

•	inability to conduct extensive integration planning prior to the completion of the proposed mergers;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	loss of key employees;
•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the proposed mergers;

•	potential incompatibility of business cultures;
If the combined company’s operations after the proposed mergers do not meet the expectations of existing customers of Omniture, Visual Sciences or Offermatica, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.
Costs associated with the proposed mergers are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company. We have incurred substantial direct transaction costs associated with the proposed mergers and additional costs associated with consolidation and integration of operations and we expect to continue to incur substantial costs for these purposes. If the total costs of the proposed mergers exceed estimates or the benefits of the proposed mergers do not exceed the total costs of the proposed mergers, our financial results could be adversely affected.
General customer uncertainty related to the proposed mergers could harm us, and the combined company. Omniture, Offermatica and Visual Sciences’ customers may, in response to the announcement of the proposed mergers, or due to concerns about the completion of the proposed mergers, delay or defer purchasing decisions. Alternatively, customers may purchase a competitor’s product because of such uncertainty. Further, customer concerns about changes or delays in Omniture’s, Visual Sciences’, Offermatica’s or the combined company’s product roadmap may negatively affect customer purchasing decisions. Customers could also be reluctant to purchase the products and services of Offermatica, Visual Sciences or Omniture due to uncertainty about the direction of their technology, products and services. If Omniture, Offermatica’s or Visual Sciences’ customers delay or defer purchasing decisions, or choose to purchase from a competitor, our and the revenues of the combined company, could materially decline or any anticipated increases in revenue could be lower than expected.

     We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.
          We have incurred significant losses in recent periods, including a net loss of $1.3 million in 2004, a net loss of $17.4 million in 2005, a net loss of $7.7 million in 2006 and a net loss of $7.6 million during the first nine months of 2007, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization. At September 30, 2007, we had an accumulated deficit of $46.4 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, expansion of our infrastructure, expenses incurred to acquire and integrate companies and technologies, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline or grow more slowly than we expect. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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

          We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 157 at December 31, 2004 to 578 at September 30, 2007. In addition, during this same period, we made substantial investments in our network infrastructure operations as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our business will be harmed.
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
          Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenues or profitability.
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
          We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 19 issued patents in the United States, 1 issued patent in the United Kingdom, as well as 46 United States and 36 related international (PCT) and foreign patent applications pending. We cannot assure you that any patents will issue with respect to our current patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
          In conjunction with our acquisition of Touch Clarity, we may also be required to pay up to an additional $3.0 million in consideration during the first quarter of 2008 contingent upon the achievement of certain revenue milestones during the year ended December 31, 2007. This contingent consideration would increase the aggregate purchase price and goodwill.
          In connection with the issuance of the shares, the Company filed with the SEC a registration statement on Form S-3 to cover resales of the shares. The shares became eligible for resale immediately following the effectiveness of the registration statement, subject to the restrictions contained in a certain registration rights agreement, dated February 14, 2007, among the Company and the former shareholders of Touch Clarity.
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
          The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through November 8, 2007. Factors that could cause fluctuations in the trading price of our common stock include the following:
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Our initial public offering of common stock, or IPO, was made pursuant to a registration statement on Form S-1 (File No. 333-132987), which the SEC declared effective on June 27, 2006. In the offering, we sold an aggregate of 10,305,000 shares of common stock, including 1,605,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at a price of $6.50 per share. The offering did not terminate until after the sale of all of the securities registered by the registration statement. Morgan Stanley & Co. Incorporated acted as the sole book-running manager for the offering and Credit Suisse Securities (USA) LLC acted as co-lead manager. Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. acted as co-managers of the offering.
          As a result of the offering, we raised approximately $59.2 million, net of underwriting discounts, commissions and offering expenses. During the nine months ended September 30, 2007, we used approximately $47.7 million of the net IPO proceeds to acquire Instadia and Touch Clarity, to make license payments to NetRatings and to acquire certain intellectual property rights. We have invested the portion of the net IPO proceeds not required for immediate corporate needs in short-term, interest-bearing, investment grade securities.
ITEM 3. Defaults Upon Senior Securities
          None.
ITEM 4. Submission of Matters to a Vote of Security Holders
          None.
ITEM 5. Other Information
          None.

ITEM 6. Exhibits
     The exhibits required by Item 601 of Regulation S-K are listed below:

			Incorporated by Reference
Exhibit				Exhibit		Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
2.1	Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative	8-K	000-52076	2.1	February 20, 2007
2.2	Agreement and Plan of Reorganization by and among Omniture, Inc., San Francisco Acquisition Corp., Offermatica Corporation, U.S. Bank National Association, as Escrow Agent and Henry Baker, as the Stockholder Representative, dated as of September 7, 2007	8-K	000-520076	2.1	September 12, 2007
2.3	Agreement and Plan of Reorganization by and among Omniture, Inc. Voyager Acquisition Corp and Visual Sciences, Inc. dated October 25, 2007						X
3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2	Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006
4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006
4.2	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.2	June 9, 2006
4.3	Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited	8-K	000-52076	2.1	February 20, 2007
10.1	Form of Indemnification Agreement entered into by and between the Registrant and its Directors and Officers	S-1	333-132987	4.1	May 24, 2006
10.2A	1999 Equity Incentive Plan of the Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006
10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006
10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006
10.3A	2006 Equity Incentive Plan of the Registrant	10-K	000-52076	10.3A	March 23, 2007
10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007
10.3C	Form of Stock Appreciation Right Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10.2	May 15, 2007
10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan						X

			Incorporated by Reference
Exhibit				Exhibit		Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.4A	2006 Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006
10.4B	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006
10.5	Amended and Restated Employment Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006
10.6	Amended and Restated Employment Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.6	June 22, 2006
10.7	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006
10.8A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006
10.8B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8B	April 4, 2006
10.8C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8C	April 4, 2006
10.8D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006
10.8E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8E	April 4, 2006
10.8F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8F	April 4, 2006
10.9*	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant	S-1	333-132987	10.9	April 4, 2006
10.10	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002	S-1	333-132987	10.10	April 4, 2006
10.11	Change of Control Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006
10.12	Change of Control Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.13	June 22, 2006
10.13	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington	S-1	333-132987	10.14	June 22, 2006
10.14	Change of Control Agreement between the Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006
10.15	Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007
10.16	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

			Incorporated by Reference
Exhibit				Exhibit		Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.17	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007
10.18	Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007
10.19	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007
10.20	Separation Agreement entered into between the Registrant and John R. Pestana	10-Q	000-52076	10.20	May 15, 2007
10.21A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006
10.21B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007
10.21C	Third Amended and Restated Loan and Security Agreement dated as of August 17, 2007 by and among Silicon Valley Bank and Omniture, Inc.	8-K	000-52076	10.1	August 21, 2007
10.22A	Form of Parent Voting Agreement dated October 25, 2007 by and among Omniture, Inc., Visual Sciences, Inc., and certain stockholders of Omniture, Inc.	8-K	000-52076	10.1	October 31, 2007
10.22B	Form of Company Voting Agreement dated October 25, 2007 by and among Omniture, Inc., Visual Sciences, Inc., and certain stockholders of Visual Sciences, Inc.	8-K	000-52076	10.2	October 31, 2007
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)
Date: November 8, 2007	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	/s/ Michael S. Herring
Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit		Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
2.1	Share Purchase Agreement, dated February 14, 2007, by and among Omniture, Inc., the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative	8-K	000-52076	2.1	February 20, 2007
2.2	Agreement and Plan of Reorganization by and among Omniture, Inc., San Francisco Acquisition Corp., Offermatica Corporation, U.S. Bank National Association, as Escrow Agent and Henry Baker, as the Stockholder Representative, dated as of September 7, 2007	8-K	000-520076	2.1	September 12, 2007
2.3	Agreement and Plan of Reorganization by and among Omniture, Inc. Voyager Acquisition Corp and Visual Sciences, Inc. dated October 25, 2007					X
3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2	Amended and Restated Bylaws of the Registrant currently in effect	10-Q	000-52076	3.2	August 11, 2006
4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-132987	4.1	June 22, 2006
4.2	Amended and Restated Registration Rights Agreement, dated as of April 26, 2006, between the Registrant and Certain Holders of the Registrant’s Common Stock Named therein	S-1	333-132987	4.2	June 9, 2006
4.3	Registration Rights Agreement, dated February 14, 2007, by and among Omniture, Inc. and the Shareholders of Touch Clarity Limited	8-K	000-52076	2.1	February 20, 2007
10.1	Form of Indemnification Agreement entered into by and between the Registrant and its Directors and Officers	S-1	333-132987	4.1	May 24, 2006
10.2A	1999 Equity Incentive Plan of the Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006
10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006
10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006
10.3A	2006 Equity Incentive Plan of the Registrant	10-K	000-52076	10.3A	March 23, 2007
10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007
10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan used for Non-Employee Directors	10-Q	000-52076	10.2	May 15, 2007
10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan					X

		Incorporated by Reference
Exhibit				Exhibit		Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.4A	2006 Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006
10.4B	Form of Subscription Agreement under 2006 Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006
10.5	Amended and Restated Employment Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006
10.6	Amended and Restated Employment Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.6	June 22, 2006
10.7	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006
10.8A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated as of May 9, 2003, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006
10.8B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 6, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8B	April 4, 2006
10.8C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated December 8, 2004, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8C	April 4, 2006
10.8D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated April 30, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8D	April 4, 2006
10.8E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated May 31, 2005, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8E	April 4, 2006
10.8F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement, dated January 25, 2006, between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8F	April 4, 2006
10.9*	Settlement and Patent License Agreement, dated February 28, 2006, by and between NetRatings, Inc. and the Registrant	S-1	333-132987	10.9	April 4, 2006
10.10	NetObjects, Inc. Warrant to Purchase Stock dated March 26, 2002	S-1	333-132987	10.10	April 4, 2006
10.11	Change of Control Agreement between the Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006
10.12	Change of Control Agreement between the Registrant and John R. Pestana	S-1	333-132987	10.13	June 22, 2006
10.13	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington	S-1	333-132987	10.14	June 22, 2006
10.14	Change of Control Agreement between the Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006
10.15	Master Finance Lease and Lease Covenant Agreement, dated March 5, 2007, by and between the Registrant and Zion’s Credit Corporation	8-K	000-52076	10.1	March 7, 2007
10.16	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
10.17	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007
10.18	Touch Clarity 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007
10.19	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007
10.20	Separation Agreement entered into between the Registrant and John R. Pestana	10-Q	000-52076	10.20	May 15, 2007
10.21A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006
10.21B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007
10.21C	Third Amended and Restated Loan and Security Agreement dated as of August 17, 2007 by and among Silicon Valley Bank and Omniture, Inc.	8-K	000-52076	10.1	August 21, 2007
10.22A	Form of Parent Voting Agreement dated October 25, 2007 by and among Omniture, Inc., Visual Sciences, Inc., and certain stockholders of Omniture, Inc.	8-K	000-52076	10.1	October 31, 2007
10.22B	Form of Company Voting Agreement dated October 25, 2007 by and among Omniture, Inc., Visual Sciences, Inc., and certain stockholders of Visual Sciences, Inc.	8-K	000-52076	10.2	October 31, 2007
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.