Form 10-K
period 2007-12-31
Omniture, Inc.
filed 2008-02-29
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

801.722.7000
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(b) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).days.  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2007, as reported on the Nasdaq Global Market, was approximately $864.6 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. At June 30, 2007, the Registrant had 57,643,794 shares of its common stock, $0.001 par value, issued and outstanding.

There were 71,629,640 shares of the Registrant’s common stock, $0.001 par value, outstanding on February 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference the information required by Part III of this Annual Report on Form 10-K from its proxy statement relating to the 2008 Annual Meeting of Stockholders of the Registrant, to be filed within 120 days after the end of its fiscal year ended December 31, 2007.

OMNITURE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the impact of quarterly fluctuations of revenue and operating results; the acceptance of our pricing model; our business plan and growth management; operating expenses including research and development expenses, general and administrative expenses; business expansion; expansion of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization; changing technological developments; expansion of product and service offerings, including the development of new and improved services; scalability, reliability, efficiency and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; acquisition of new customers; customer renewal rates; our expectations concerning relationships with third parties, including technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market and the competitive factors that impact the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreement with NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; adequacy of our capital resources to fund operations and growth; customer costs of ownership; expenditures related to equipment operating leases; and ability to liquidate auction rate securities without loss.

You can identify these and other forward-looking statements by the use of the words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “projected,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and elsewhere within this report.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or the SEC.

Omniture SiteCatalyst, Omniture DataWarehouse, Omniture Discover OnDemand, Omniture Discover OnPremise, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture TouchClarity, Omniture Offermatica, Omniture SiteSearch, Omniture Publish and Omniture SiteCatalyst HBX are among the trademarks or registered trademarks owned by or licensed to Omniture, Inc. All other brand and product names are or may be trademarks of, and are used to identify products or services of, their respective owners.

PART I

ITEM 1.	Business

Overview

We are a leading provider of online business optimization services, which our customers use to manage and enhance online, offline and multi-channel business initiatives. Our Omniture online business optimization platform, which we host and deliver to our customers on-demand, consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover OnDemand, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch and Omniture Publish services and our Omniture Discover OnPremise software. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers on a Web site and test site design and navigational elements to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical information and the ability to measure, automate and optimize critical online processes. Our services, accessed by a standard Web browser, reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.

We market our on-demand services to sales, marketing and business professionals responsible for online business across a broad range of industries, including automotive, financial services, media, retail, technology and travel. We currently have over 4,400 customers in 86 countries. Our customers include America Online, Apple, British Telecom, Comcast, Disney, eBay, Expedia, Ford Motor Company, Gannett, General Electric, Hewlett-Packard, Major League Baseball, Microsoft, Nextel, Rakuten, Sony and Telstra. In 2007, our on-demand services captured data from nearly 2.2 trillion transactions for our customers.

We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began selling these services to enterprises in 2001. We were incorporated in 1998 as SuperStats.com, Inc., a Utah corporation. In 1999, we changed our name to MyComputer.com, Inc. and reincorporated in the State of Delaware. In 2002, we changed our name to Omniture, Inc.

Recent Acquisitions

Acquisition of Instadia A/S

In January 2007, we acquired all of the outstanding voting stock of Instadia A/S, or Instadia, a provider of enterprise, on-demand Web analytics services based in Copenhagen, Denmark. We purchased Instadia to acquire its existing customer base, key personnel and technology. The preliminary aggregate purchase price was approximately $14.3 million, which consisted of (1) total cash consideration of approximately $11.4 million, (2) restructuring charges of approximately $2.4 million, (3) acquisition-related costs and (4) a license payment to NetRatings Inc., or NetRatings, related to the Instadia acquisition of approximately $0.3 million, which we elected to make in February 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.

Acquisition of Touch Clarity Limited

In March 2007, we acquired all of the outstanding voting stock of Touch Clarity Limited, or Touch Clarity, a provider of enterprise, on-demand, automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $61.3 million, which consisted of (1) total cash consideration of approximately $29.5 million, (2) the issuance of approximately 0.8 million shares of our common stock valued at approximately $22.1 million, net of issuance costs, (3) the fair value of substituted options, (4) acquisition-related costs and (5) a license payment to NetRatings related to the Touch Clarity acquisition of approximately $0.5 million, which we elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.

Acquisition of Offermatica Corporation

On December 13, 2007, we acquired all of the outstanding voting stock of Offermatica Corporation, or Offermatica, an on-demand provider of A/B and multivariate testing solutions that enable companies to define and test the structure and other elements of their Web sites. The preliminary aggregate purchase price was approximately $60.4 million, which consisted of (1) cash consideration of approximately $33.6 million, (2) the issuance of approximately 1.0 million shares of our common stock valued at approximately $24.8 million, (3) acquisition-related costs and (4) a license payment to NetRatings of approximately $0.9 million related to the Offermatica acquisition, which we elected to make in January 2008 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.

Acquisition of Visual Sciences, Inc.

On January 17, 2008, we acquired all of the outstanding voting stock of Visual Sciences, a provider of on-demand Web analytics applications. Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock was converted into 0.49 of a share of our common stock and $2.39 in cash. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing were assumed by us and converted into options to purchase shares of our common stock, based on an option exchange ratio pursuant to the terms of the definitive agreement.

The preliminary aggregate purchase price was approximately $437.5 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.6 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs and (6) a license payment of approximately $2.3 million to NetRatings in accordance with the settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. For accounting purposes, we have not yet made a final determination of certain components of the Visual Sciences purchase price. Accordingly, the aggregate purchase price is still preliminary and subject to further adjustment as additional information becomes available to us. There can be no assurance that the final determination will not result in material changes from these preliminary amounts.

We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. We will be required to pay up to an additional approximately $0.5 million in cash consideration as these restricted stock awards become vested.

Industry Background

Broad Commercial Utilization of the Internet

The Internet has fundamentally altered the way businesses and consumers purchase goods and services. The Internet has redefined many business processes and has created opportunities for new online businesses, as well as for existing offline businesses seeking to capitalize on online initiatives. Businesses are investing in innovative online initiatives to increase sales, improve customer service, enhance brand awareness, decrease time-to-market for their offerings, reduce fulfillment costs and increase operational efficiency. In addition to generating online sales, these online initiatives are increasingly designed to have, and have had, a direct impact on offline business as well.

We expect that the scope and scale of commercial Internet usage will continue to increase. The roll-out of broadband networks and mobile networks, particularly in emerging geographic markets, will contribute to the growth of Internet usage. Internet commerce should also continue to grow.

Need to Measure and Automate Online Business

In order to make informed decisions about priorities and investments in online marketing and other commercial initiatives, businesses require timely and accurate measurement of customer behavior. The proliferation of Internet usage and the fact that nearly every user interaction on a Web site can be captured by the owner of the Web site have resulted in the creation of an unprecedented amount of data about how a business’s customers interact and transact business with it. Businesses are increasingly realizing the benefit of using information gained from online customer interactions to improve functional areas, such as sales, product development, marketing, pricing, manufacturing and inventory management. The interactive and measurable nature of Internet activity also enables businesses to determine how customers arrived at their Web sites and to what extent the costs they incur to increase site traffic are generating sales.

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

Opportunity to Optimize Online Business

Measuring online behavior and automating the capture and analysis of data are just the beginning of making more informed business decisions. Businesses also need to optimize the results of their online business activities. For instance, businesses have historically measured the success of their online marketing programs by simple click-through rates or conversion rates, the latter being the percentage of click-through users who make a purchase or otherwise engage in the desired customer action during the online session. However, the effectiveness of online marketing can be optimized by analyzing and acting upon deeper information such as repeat visits, transactions generated, registrations, traffic pathways (various paths of online visitor traffic flow), eventual conversion (desired customer action taken in subsequent visit) or success over time (lifetime value of customer) as well as comparing the relative effectiveness of different marketing channels. Online businesses utilize a large and growing number of complex and diverse communication channels to market to customers, including display advertising, paid search advertising, e-mail, affiliate marketing, blogs, podcasts, video, rich internet applications and comparison shopping engines, as well as traditional offline initiatives. The emergence of multi-channel marketing initiatives, which combine traditional offline marketing initiatives such as television, print, magazine, newspapers, radio and catalog with online marketing initiatives, makes the measurement and analysis of online behavior more challenging, but presents additional opportunities to optimize results. For example, businesses want to measure and understand the impact of their advertising initiatives across all these channels, not only to determine how much credit should be given to a particular channel and to understand cross-promotional effectiveness, but more importantly to make adjustments in the way channels are utilized and the amount of resources that are allocated to them.

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

Limited Integration with Enterprise Systems.  Existing approaches generally have limited ability to integrate with internal or external systems. In order to realize the full value of online customer information in an automated and efficient manner, information needs to be disseminated across the business and integrated with internal enterprise systems such as sales force automation, or SFA, marketing, product development, customer service and financial systems, as well as external systems such as ad serving or e-mail services. Few point solutions available today integrate automatically with broader enterprise systems, with the result that business processes are limited and business insight cannot be easily leveraged across the enterprise for improved decision making.

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

Our Online Business Optimization Platform

We are a leading provider of online business optimization services, which we host and deliver to our customers on-demand to manage and enhance online, offline and multi-channel business initiatives. Our Omniture online business optimization platform consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover OnDemand and Discover OnPremise, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch and Omniture Publish services. These services enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information can then be utilized to automatically deliver content and marketing offers on a Web site to optimize the user experience and revenue opportunities for our customers. Our platform integrates with proprietary tools and numerous third party online marketing services applications in key categories such as ad serving, e-mail marketing, site optimization and site search, to enable our customers to attain a more unified and consistent view of user activity. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical information and the ability to measure, automate and optimize critical online processes. Because our services are accessed by a standard Web browser, their deployment reduces the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.

Key benefits of our platform include:

•	Increased Sales and Profitability. We believe our services provide businesses of all sizes the ability to increase sales and profits through more informed decision-making and delivery of automated content and marketing offers. Our services enable customers to capture and measure user activity on their Web sites and automate business processes, such as online marketing, to increase conversion of Web site visitors to customers and to enhance the efficiency of multi-channel marketing and e-commerce initiatives. By utilizing our services, our customers are able to identify trends in customer behavior in real time and to direct business expenditures towards initiatives that they believe will increase sales, maximize profitability and enhance customer service and thereby gain a competitive advantage.

•	Flexible Platform to Manage Online Business. Our services are based on a technology platform that manages online business data from a centralized information store. Our multi-tenant technology platform is based upon a massively scalable computing architecture that allows us to share common computing resources simultaneously across our customer base while maintaining the integrity and security of each customer’s data. Our technology is built on a standards-based platform, which allows for interoperability with other third-party and proprietary systems. Additionally, customers can request data in flexible formats, such as scheduled data and report pushes, real-time data querying and retrieval, e-mailed reports and alerts, and custom data feeds. Our customers can configure the interface to our services to segment access privileges across their user base to deliver the most relevant data for each user while, at the same time, using permission-based policies to restrict the data available to any given user.

•	Enterprise Class Scalability, Performance, Security and Support. Our platform is designed to scale to meet the needs of the largest and most sophisticated online operations in the world. Our customers rely on us to capture and manage significant volumes of data securely and accurately while providing immediate application availability and flexible real-time reporting. In 2007, we captured data from almost 2.2 trillion transactions, and we currently manage over 2.25 petabytes of data for our customers. Our massively scalable architecture enables us to dynamically shift computing resources in our data centers to maintain application availability during periods of intense activity and spikes in traffic at any particular customer’s Web site. We provide our customers with comprehensive implementation, support services, best practices consulting and training through Omniture University, which offers our customers a range of traditional and online training. To support the operations of multi-national customers, Omniture SiteCatalyst, Omniture DataWarehouse, Omniture SearchCenter, Omniture Discover OnDemand and Omniture Genesis services are available in Chinese, French, German, Japanese, Korean and Spanish, support all global currencies and provide automated conversion among these currencies based on current exchange rates.

•	Platform Integration Partnerships. We have designed our platform and our Omniture SiteCatalyst service to integrate with leading online marketing applications. Through Omniture Genesis, we have over 100 application partner relationships across important marketing services categories such as ad serving/display advertising, e-mail marketing, content management, client relationship management/sales force automation, or CRM/SFA, multivariate testing, community rankings and review, user experience and site search/content guidance. By enabling our customers to integrate third-party online marketing services applications with the Omniture platform, we allow them to link previously disparate technologies and data sources.

•	Independent, Unaffiliated Service Provider. Our platform consolidates information across multiple online channels, enabling our customers to achieve a more unified view of user behavior and measure their multi-channel marketing initiatives more effectively. However, we are unaffiliated with any particular marketing channel or service provider and therefore can provide reliable and secure information that is independent. As such, we provide our customers with objective insight into the effectiveness of their multi-channel marketing expenditures across multiple channels, Internet vendors and partners.

•	Reduced Capital Investment through On-Demand Hosted Model. We deliver our services through an on-demand, hosted model. Our on-demand model enables our customers to align their expenditures to their required level of service. As a result, our customers are able to limit their upfront investments in technology infrastructure, third-party software and systems, and more effectively leverage their own IT personnel. Our services can be deployed rapidly, as our solution is designed to integrate seamlessly and securely with a customer’s internal systems. All upgrades are implemented by us on our servers, and therefore all of our customers can benefit immediately from them.

Our Strategy

Our objective is to build upon our role as a leading provider of on-demand online business optimization services and to increase the value of our services for businesses worldwide. We intend to pursue this strategy through internal initiatives and selective acquisitions. Key elements of our strategy include:

•	Rapidly Expand Our Customer Base. We believe the market for online business optimization is in its early stages, and we intend to expand our customer base rapidly by investing in our direct sales force, increasing our product marketing efforts and expanding our distribution channel partnerships. In particular, we believe there is an unmet need for our services in international markets, and we intend to expand our presence aggressively in Europe, as illustrated by our acquisitions of Instadia and Touch Clarity, and in the Asia-Pacific region.

•	Extend Our Technology Leadership Position. We believe our highly scalable, enterprise-class technology platform, which we built expressly for the purpose of online business optimization, provides us with a significant technology lead. Our technology is being used by many of the largest and most complex online operations in the world. We intend to continue to invest in improving the scalability, reliability and performance of our platform and in extending the features and functionality of our platform. This has been illustrated by our acquisitions of Touch Clarity, Offermatica and Visual Sciences and broad extension of the Omniture Genesis network.

•	Broaden Our Online Business Optimization Platform Capabilities. We believe our platform, built around our Omniture SiteCatalyst service, provides a foundation for offering additional business optimization services to our customers. For example, during 2006, we released our Omniture SearchCenter service, which enables customers to automatically enhance the effectiveness of their paid search keyword bids, and Omniture Genesis, which enables customers to integrate their third-party marketing applications into Omniture SiteCatalyst. In early 2007, we released version 2.0 of Omniture Discover, an advanced data segmentation tool, and acquired Omniture TouchClarity, now a part of Omniture Test&Target, which utilizes behavioral data collected from Omniture SiteCatalyst to automatically deliver relevant content and marketing offers. In December 2007, we acquired Omniture Offermatica, now a part of Omniture Test&Target, which utilizes behavioral data collected from Omniture SiteCatalyst to perform A/B and multivariate tests of site content, design and navigational elements, and to present marketing content based on customer segments. In January 2008 we acquired Visual Sciences, which in addition to extending the opportunity for our platform to their analytics customer base resulted in the addition of the following products to our offerings: Omniture Discover OnPremise, a sophisticated technology for performing deep analysis on offline, multi-channel data and to combine that data with online data captured in a customer’s data warehouse; Omniture SiteSearch, an intra-site search technology that enables our customers to assist their site visitors in searching, finding and accessing content, products and information; and Omniture Publish, a Web content management solution. We expect to continue to make acquisitions of, or investments in, complementary services, technologies or businesses to address the need to develop new products and enhance existing products.

•	Develop and Expand Strategic Relationships To Extend Our Platform and Distribution Channels. An important element of our growth strategy is to continue developing strategic relationships with third parties that can help us broaden our online business optimization platform and continue to develop new distribution channels for our services. We believe our services are attractive to our partners because they are able to leverage the information and capabilities of our platform to enhance their solutions. We intend to continue establishing relationships with third parties in order to provide broader and more integrated functionality to our customers. In addition, we intend to build new relationships and leverage existing relationships with channel, consulting and reseller partners in order to complement our direct selling efforts and extend our market reach.

•	Remain Intensely Focused on Our Customers’ Success. We believe that our customers’ success is critical to our success. We intend to remain intensely customer-centric as we develop our new services and improve our existing services. Our close relationships with our customers and our rapid responsiveness to their requests have been key elements in our development efforts to date and will remain central to our strategy in the future. For example, certain key features of all of our products, and of Omniture SearchCenter, Omniture Discover OnDemand, Omniture Discover OnPremise and Omniture Genesis in particular, were in direct response to feedback from our customers and the need for the advanced optimization technology acquired from Touch Clarity and Offermatica was the driving factor in our decision to pursue those acquisitions. In addition, through programs such as Omniture University and Omniture Consulting, as well as our certified consulting partners, we are committed to continuing to deliver superior education, training and consulting services to our customers to enable them to enhance the value of our services.

Omniture Online Business Optimization Services

Our core service offering is Omniture SiteCatalyst, which provides a flexible, customizable interface to analyze and manage the information we collect regarding interactions on our customers’ Web sites. Omniture SiteCatalyst was responsible for 95%, 89% and 78% of our total revenue during 2005, 2006 and 2007, respectively. Omniture DataWarehouse provides customers with real-time access to their data for analyses of historical and current information. Omniture Discover OnDemand supplements Omniture DataWarehouse by providing customers with a sophisticated service to perform deeper analysis and segmentation of the data captured in the customer’s data warehouse. Omniture Discover OnPremise allows companies to perform deep analysis on offline, multi-channel data and combine that data with online data captured in the customer’s data warehouse. Omniture Genesis, a wizard-based interface that guides users through pre-configured application integrations, automates the integration of more than 125 third-party marketing applications and platforms with Omniture SiteCatalyst. Omniture SearchCenter facilitates the placement and optimization of paid search campaigns, a critical area of online marketing and is integrated with our Omniture SiteCatalyst and Omniture DataWarehouse services, removing the need to transfer data to third-party providers or to in-house systems, enabling data integrity and providing the opportunity for real-time search optimization. Omniture Test&Target, which combines our former Omniture TouchClarity and Omniture Offermatica products, integrates with Omniture SiteCatalyst, Omniture DataWarehouse and Omniture Discover OnDemand to automate the delivery of relevant content and marketing offers based on user behavior and utilizes behavioral data collected from Omniture SiteCatalyst to perform A/B and multivariate tests of site content, design and navigational elements, and to present marketing content based on customer segments. Omniture SiteSearch enables customers to ensure that their Web site visitors can easily search, find and access content, products and information. Omniture Publish is an on-demand Web content management solution that enables our customers to easily create, manage and update Web content. We intend to continue to develop and acquire additional services leveraging our platform.

Omniture SiteCatalyst

The core features of our Omniture SiteCatalyst service include:

Optimum Path Engine	Enables our customers to understand the traffic flows through their site. Using the data provided by this engine, our customers can choose from several different visual reports, including visual ClickMaps and reports showing most common actions (such as viewing a particular page online) occurring before or after a particular action, as well as actions that initiate and terminate a session. The Optimum Path Engine further identifies where customers abandon multi-step processes.

Advanced Segment Insight	Allows our customers to visually construct segments using behavior-based and demographic segment criteria and then create reports reflecting just the activity of users meeting all the segment criteria. Using this technology, our customers can identify where their most valuable Web site visitors originate, enabling them to allocate more advertising dollars to that source. Our customers are also able to identify visitors who abandon the conversion process and to launch remarketing efforts to bring them back to the Web site.

VISTA	Allows insertion of custom data-processing rules into our application. These rules can be used to segment data in real time based on customer-specified criteria.

Excel Integration	Allows customers to designate areas of Microsoft Excel worksheets that are linked to data from within the Omniture SiteCatalyst service. This data can be used as native Excel from within the application, such as formatting and formulas, and can be updated from information within the Omniture SiteCatalyst service.

Dashboards	Allows customers to view the information most important to them in a single-page customizable view. Dashboards can be downloaded or scheduled for automated delivery in a variety of formats.

Alerts	Allows customers to define key performance metrics and thresholds for monitoring. An e-mail alert is sent whenever one of these key performance indicators has been triggered.

Online Business Administration Console	A self-service configuration and management tool that allows our customers to create, configure and manage report suites pertaining to a specific source of traffic that has been identified by the customer; manage user access and permissions for individuals, groups and functions by roles and entitlements; deploy and manage multiple currencies and languages; generate data collection code by application type, including Web pages, wireless devices, and rich Internet applications; and provides open access to external provision systems through a Web services application protocol interface and software developer kit.

Web 2.0 Business Optimizations	Tools that allow companies to correlate advertising, subscriptions, memberships and revenue with user generated content, such as blogs, videos, reviews, rating and forums, or social networking.

Visitor Interaction Profiling (VIP)	Helps companies enrich customer profiles in accordance with their privacy policies to identify and analyze important customer segments, enabling them to deliver more targeted messages, products and services.

Following our acquisition of Visual Sciences, Inc., HBX, Visual Sciences’ Web analytics service, is now known as Omniture SiteCatalyst HBX. While we do not intend to undertake any additional development of Omniture SiteCatalyst HBX, we intend to continue to support existing Omniture SiteCatalyst HBX Web analytics customers while we integrate certain key features of the HBX service into Omniture SiteCatalyst.

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

Omniture Discover OnDemand

Omniture Discover OnDemand, which provides a view into Omniture DataWarehouse’s data store and allows customers to quickly create a wide variety of visitor segments and to analyze those segments across various periods and at various levels of detail.

The core features of our Omniture Discover OnDemand service include:

1-Click Segmentation	Allows our customers in real time to define marketing segmentation criteria easily and create segments of customers while viewing how those segments influence the analysis as criteria are added to the segments.

N-Dimensional Analysis	Allows our customers to refine their analyses by enabling them to correlate the relationships between any and all data elements, which we sometimes refer to as data dimensions, with any other data elements.

Virtual Focus Group	Allows our customers to understand the Web site experience of individual customers and gives them the ability to create focus group segments based on desired attributes.

Advanced Fall-out Analysis	Allows our customers to dynamically build and analyze online processes to improve conversion.

Dynamic Path Flow	Allows our customers to explore paths customers follow through the Web site to optimize campaign conversion, content placement and site navigation.

Omniture Discover OnPremise

Omniture Discover OnPremise (formerly known as Visual Sciences Platform 5 and associated products) became a product offering as result of the closing of the Visual Sciences acquisition. It is designed for creating specific applications to analyze offline channels, such as retail point-of-sale and call centers, helping organizations understand how customers engage across the entire business.

Call Optimization	Enables companies to analyze the usage and performance of large and complex interactive voice response systems and services to build a comprehensive view of voice channel activity and better understand what is driving call volumes.

Point-of-Sale Optimization	Analyzes retail channel performance, enabling companies to better understand their customer segments, examine purchase patterns and determine what motivates customer buying behavior.

Omniture SearchCenter

Omniture SearchCenter provides a single, easy-to-use interface that consolidates and simplifies keyword marketing and automates the time-consuming process of managing multiple paid search keyword bids with leading search engines, such as Google, Yahoo!, Microsoft adCenter, MIVA, Ask and others. Using customizable business rules, Omniture SearchCenter helps our customers automate keyword strategies and processes, target keyword marketing by behavior and lifetime value, improve keyword performance with integrated analytics and improve cross-channel marketing results.

Features of our Omniture SearchCenter service include:

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

Omniture Test&Target

Omniture Test&Target combines the technology acquired from our acquisitions of Touch Clarity and Offermatica, our former Omniture TouchClarity and Omniture Offermatica products, to create an integrated solution for A/B testing, multivariate testing, campaign optimization and behavioral targeting. This service integrates with Omniture SiteCatalyst, Omniture DataWarehouse and Omniture Discover OnDemand to automate the delivery of relevant content and marketing offers based on user behavior and utilizes behavioral data collected from Omniture SiteCatalyst to perform A/B and multivariate tests of site content, design and navigational elements, and to present marketing content based on customer segments.

Features of our Omniture Test&Target service include:

Real-time Learning & Targeting	Omniture Test&Target learns and updates targeting models in real-time with each click or interaction, to present content appropriate for driving increased engagement. Each anonymous visitor is scored individually, so targeted content is served based on a visitor’s unique interests and preferences. Visitor interests are learned organically through machine learning and predictive algorithms.

Cross-session Targeting	Omniture Test&Target learns from the first visit through subsequent visits and interactions to improve the summary of site usage and the customer’s ability to target content and marketing offers to its visitors. Conversion events that occur in future sessions are measured and attributed back to the original session for reporting and transparency.

Multi-channel Profile Sharing	Omniture Test&Target offers an open targeting system designed to allow anonymous visitor attributes to be added to the visitor summary including offline data, such as product holdings, time on file and other non-personally identifiable information. This allows for better targeting and improved relevance.

Automation	With no business rules or segments to define and manage, Omniture Test&Target’s self-learning, automated targeting technology is designed to streamline the optimization process.

Session Optimization	Omniture Test&Target enables customers to develop the best landing page for their visitors, as well as optimize the entire user experience from click-to-close. Customers can test display ad creative, search and display ad landing pages, and other on-site elements together to understand and deliver an engaging and relevant experience for their users.

On-Site Behavioral Targeting	Allows customers to provide visitors with a more relevant experience. Omniture Test&Target’s behavioral targeting enables customers to create custom visitor groups based on behavior and then deliver targeted content to those groups and to easily segment its visitors based on their actions like selecting a product category, viewing an article or clicking through an e-mail offer. Customers can then test different content to see what is most effective at driving relevance for its visitor groups.

Real-Time Reporting and Analytics	Omniture Test&Target provides actionable information about customer campaigns in easy to use, real-time reports that the customer’s entire marketing team can understand. Omniture Test&Target also integrates with Omniture SiteCatalyst and other analytics platforms so that the results of customers’ tests and targeted campaigns can be viewed alongside their other site performance.

Supports Search Optimization	Omniture Test&Target was also designed to not damage a customer’s natural search rankings. Omniture Test&Target’s architecture is friendly to customers’ existing search engine optimization, or SEO, efforts and allows customers to test offers without affecting their natural search rankings.

Easy Integration	Omniture Test&Target’s Web-based application sits outside of a customer’s IT infrastructure. It is designed to make it easy to get up and running on any existing Web site — with little to no IT resources. Customers access Omniture Test&Target over the Internet to setup content options and rules for test campaigns. Omniture Test&Target delivers that content to pre-defined regions on the customer’s site, referred to as mboxes, which are created by the insertion of a small amount of Javascript on a customer’s HTML page.

When a visitor requests an Omniture Test&Target-enabled page, their browser communicates with the Omniture Test&Target server to find out what content to display. If the visitor is determined to be a member of a targeted test group, they will get the content designated for that group for the duration of the test period.

Omniture Test&Target works seamlessly with:

• Dynamic and static Web sites;

• Content management systems;

• Flash and other rich media; and

• Content delivery networks (such as Akamai).

Scalability	Omniture Test&Target has been designed to handle large traffic volumes without impacting the performance or integrity of the visitor’s experience.

Omniture Genesis

Omniture Genesis automates the integration of third-party marketing applications into Omniture SiteCatalyst. Using a wizard-based interface, customers can select from a list of more than 125 application and platform partners, including leading ad serving/display advertising, e-mail marketing, content management, CRM/SFA, multivariate testing, community rankings and review, user experience and site search/content guidance, to integrate these disparate applications into the Omniture online business optimization platform. This integration enables our customers to more effectively manage their online businesses by providing a single platform to run multiple marketing applications, which reduces the need for customers to independently access multiple data sets and reporting systems to gain insights into their online initiatives and to make decisions on how to optimize business performance. Omniture Genesis currently integrates with applications from more than 125 application and platform partners, including:

Category	Partner

Ad Network	Advertising.com, Blue Lithium and Dotomi
Ad Serving	Atlas, DMT, DoubleClick Inc. and Sapient
Behavioral Targeting	Memetrics
Content Management	Interwoven, Mediasurface and Vignette
CRM/SFA	salesforce.com, Inc.
E-mail Marketing	Acxiom Digital, Alterian, BlueHornet, Bronto, CheetahMail Inc., ContactLab, eCircle, Emailingsolutions, EmailReaction, EmailVision, Epsilon Interactive, ExactTarget, Got, Harte-Hanks, Inboxmarketer, iPost, Knotice, Komunik, Loyalty Lab, Marketbright, Merkle/Quris, Neolane, Optivo, Redeye, Responsys Inc., Rocketseed, Sapient, Silverpop Systems, Inc., SmartFocus, Strongmail, SubscriberMail, ThinData, Tripolis, WhatCounts, YesMail and Zustek
Information Access/Internal Search	Celebros, Endeca Technologies Inc., FAST Search and Transfer ASA, Fred Hopper, Mercado Software Inc. and SLI Systems
Landing Page Optimization	Kefta, Optimost and Widemile
Performance Management	Coradiant, Radware and TeaLeaf
Rich Media	Allurent and Brightcove
Search Marketing Optimization	Ask.com, Efficient Frontier, Enhance Interactive Inc., Google, Inc., LookSmart Ltd., Mirago, MIVA Inc., MSN, SearchFeed, Yahoo! and YourAmigo
User Experience/Surveys	Bizrate, Foresee Results, Inc., iPerceptions, Leotrace, OpinionLab, Inc. and Usability Sciences
Community Rankings and Reviews	Bazaarvoice Inc. and Power Reviews
Other	ABC Interactive, Aprimo, Claritas/Prism, ClearSpring, Digital Envoy, Expresso, Kwiry, Linkshare, InstantService, InsideSales, Maxamine Inc., Oracle, Orange Soda, SimpleFeed and vTrenz

Each Omniture Genesis accredited application partner must complete a validation process designed to verify the quality of a number of features of the partner’s application. A key part of Omniture Genesis is our Open Transaction Framework Technology, which facilitates the collection and integration of data. It is managed through a single point, accesses business-specific customer attributes, and utilizes our existing image and URL management algorithms and code, which enables our customers to implement third-party applications more quickly and cost-effectively.

Omniture SiteSearch

Omniture SiteSearch (formerly known as Visual Sciences Search) became a product offering as a result of the closing of the Visual Sciences acquisition. It enables organizations to maximize their Web site investments by ensuring that visitors can easily search, find and access content, products and information. Leveraging Web analytics, intuitive navigation, tailorable presentations and powerful and comprehensive indexing ensures that organizations can provide their visitors with a relevant, accurate and intuitive Web site experience.

Features of Omniture SiteSearch include:

Guided Search	Guides visitors to products, services or content by narrowing searches based on relevant criteria.

Related Content Display	Present related products or services in the context of the search results, providing the visitor with additional opportunities to engage and convert.

Auto Complete	Guide visitors to a successful search by anticipating and suggesting keywords as they type. Avoiding common spelling mistakes while demonstrating the breadth of content on the site ensures that the visitor will find what they are looking for.

Keyword Reporting	Weekly reports provide actionable intelligence on what visitors are looking for, including top keywords and failed searches.

Omniture Publish

Omniture Publish (formerly known as Visual Sciences Publish) became a product offering as result of the closing of the Visual Sciences acquisition. It is an on-demand Web content management solution that enables business users to easily create, manage and update Web content without requiring IT to sacrifice control. Omniture Publish improves Web sites by putting control of the content in the hands of the content owners.

Features of Omniture Publish include:

Content Editing and Deployment	Allows customers to edit or preview content within a “What you see is what you get” environment with just one click. One more click to publish to production or in-house staging servers.

Workflow Rules	Permit customers to set task-based workflow for tight control of content creation, approval, staging and deployment or set ad-hoc workflow for dynamic collaboration.

Template Management	Enables customers to manage their templates with this powerful system including integrated PHP-based templating, Adobe Dreamweaver and GoLive, as well as browser-based interfaces.

Reporting and Analytics	Customers can tag content for immediate tracking in Omniture SiteCatalyst and receive comprehensive publishing status and user activity reports.

Library Services	Content can be managed with check in/out and asset locking features. Omniture Publish also makes available unlimited versioning and the ability to compare, revert and revive previous versions.

Server and Browser Support	Support is provided for all Web servers and operating systems, all application servers and Web scripting technologies and more than 70 file types.

Professional Services, Customer Service and Support

We offer a range of professional services that complement our online business optimization services, including implementation consulting, best practices consulting and user training provided through Omniture University.

Implementation Services

Omniture’s Implementation Consulting Group employs experienced technical consultants, many of whom hold advanced degrees, who provide implementation and deployment services to our customers. Our Implementation Consulting Group leverages a proprietary implementation methodology that is designed to align our customers’ deployments with their business objectives and requirements. The Implementation Consulting Group also offers consulting services for customers who have already deployed our services and are seeking to expand their implementation.

Omniture Consulting

Omniture Consulting is a premium service that provides business optimization consulting to customers. This consulting reflects the customer’s strategic business objectives, and is often tailored to particular industry vertical markets such as automotive, retail, financial services, travel, media and technology. Projects can include overall marketing measurement strategies, customer acquisition effectiveness, campaign performance, search keyword profitability, content stickiness and Web site conversion success. By working with Omniture Consulting, customers obtain access to seasoned Web analytics experts that possess deep expertise with Omniture’s services and industry best practices. Omniture Consulting engagements can range in time from one week to several months.

With our acquisition of Offermatica, we also began offering access to OTTO Digital consulting services, which is a professional services group within Omniture Consulting that works with enterprise-level customers to develop strategies designed to reap the benefits of increased online revenue and customer acquisition through fundamental testing efforts using Omniture Test&Target.

Omniture University

Omniture University provides training to enhance our customers’ use of our online business optimization services. Omniture University offers a range of traditional and online training and certification options delivered by our team of training professionals. Omniture University complements our online business optimization services by offering customers over 39 hours of free content and recorded training, weekly WebEx conferences on specific topics, custom WebEx conferences and customized onsite training at customer premises. Beginning in 2007, Omniture began offering Omniture SiteCatalyst certification training. Individuals that successfully complete this training are designated as Omniture Certified Professionals. To date, more than 5,000 individuals have been trained through Omniture University. We also rely on third parties to provide certain of Omniture University’s services in some geographic areas.

Customer Service and Support

We believe that superior customer support is critical to retaining and expanding our customer base. As our customer base has grown, we have added personnel to our customer support group. Our customer support program assists our customers in the use of our services and identifies, analyzes and solves problems or issues with our services. The support program includes e-mail support, an online repository of helpful information about our services and telephone support. Our customer support group is available to customers by telephone or e-mail or through our Web site 24 hours per day, 7 days per week.

International Support

Our Omniture SiteCatalyst, Omniture DataWarehouse, Omniture SearchCenter, Omniture Discover OnDemand and Omniture Genesis services are available in Chinese, French, German, Japanese, Spanish and Korean and additional languages can be added relatively easily. We also support over 100 global currencies and provide automated conversion between these currencies based on current exchange rates.

Technology and Research and Development

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

We believe our on-demand approach provides our customers with a significantly lower total cost of ownership than would be achieved if these customers deployed traditional enterprise software. As an on-demand software company, we provide hardware requisitioning and provisioning, application installation, application configuration, server maintenance, server co-location, data center maintenance, data backup and data security. By consolidating and performing these services for all our customers, we believe we can provide our services at a lower cost and a higher service level than individual customers would be able to achieve on their own. Our ability to offer a service that can be calibrated to varying levels of activity without additional customer hardware allows us not only to scale efficiently with our customers, but also to align the fees for our services with the current level of service required by our customers. By being able to continually realign to our customers’ technical and business activities, we deliver total cost of ownership for our customers that is lower than traditional software installations.

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

Our hardware consists primarily of Intel-based servers from various vendors, networked behind firewalls and layer four networking load balancers in 15 different third-party data centers, including the data centers previously utilized by the companies we have acquired.

We designed our applications to be flexible. In particular, our platform allows for the capture of online and offline data a customer might find value in analyzing, and the generation of real-time reports based on that data and the N-dimensional analysis of that data to the extent it is stored in our Omniture DataWarehouse. Additionally, customers can provide group and meta information about the data they are collecting through our classification system, augment the data set by uploading additional data through our data sources tool, or directly insert individual data records using our open- standards application protocol interfaces that enable data exchange and data insertion. Our customers are able to capture this information without the need to interact directly with our personnel. This flexibility not only allows customers to tailor the tool to meet their needs, but also allows us to make available additional products and components of our strategic partners.

Customers interact with our services primarily through a Web browser. We support recent versions of all the major Web browsers on all major operating systems. We have implemented a robust access control and permissioning system that allows our customers to control which individuals have access to which sets of information or perform which actions. While the primary client to our application is a Web browser, we have also built other clients to our application, including a Flash-based dashboard player, a plug-in for Microsoft Excel and a Java-based client for our Omniture Discover OnDemand service. Additionally, the Web client allows customers to automate delivery of reports on a scheduled basis in a number of document formats.

In addition, our platform enables the collection of data from a broad range of sources through industry-standard protocols across a variety of channels of user interaction. We collect and integrate data to enable detailed analysis across the following primary sources of data: Internet sources; mobile sources; and offline sources.

We offer data collection methods for current and emerging Internet and media formats, including Web beacon tags, Web servers, rich Internet applications, streaming media formats, blogs, search engines and RSS, an XML format for sharing content, such as news items, among Web sites. For example, our ActionSource feature enables data collection for rich Internet applications through its native support for ActionScript, the programming language for Flash. In addition, our Web beacon tags can capture information specific to our service implementation as well as issue Web beacons for partner application data collection through Omniture Genesis. We believe this capability streamlines data collection, limits duplicate tagging efforts, and improves the end user experience.

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

Research and Development

Research and development expenses were $6.6 million in 2005, $8.7 million in 2006 and $17.3 million in 2007.

Our software engineering and product management teams are engaged in efforts to enhance our existing services. Our teams are also working to extend our Omniture SiteCatalyst data collection and reporting platform to import information from complementary products and services as well as to develop additional services for our platform. Following our acquisitions of Touch Clarity, Offermatica and Visual Sciences, we now have dedicated engineering teams for our Omniture Test&Target and Omniture Discover OnPremise product offerings.

Because we host the services for our customers, our personnel can fix bugs and provide software updates remotely during scheduled maintenance windows. Enhancements to our services benefit our entire customer base without any action required on their part to install an upgrade or update.

Operations

We currently service our customers from 15 third-party data center facilities. Of these data centers, thirteen are located in the United States and two of the data centers are located in Europe, one in the United Kingdom and one in Denmark. All facilities are staffed by trained personnel, access controlled and provide backup power, including generators, in case of power failure.

We continually monitor the status of our services. For example, we conduct over five million performance checks per day on our servers. Although we designed our technology platform to be fault tolerant for many problems, we staff our network operations center in Orem, Utah, 24 hours per day, 7 days per week to respond to potential disruptions in the system.

Customers

We currently have over 4,400 customers in 86 countries, including America Online, Apple, British Telecom, Comcast, Disney, eBay, Expedia, Ford Motor Company, Gannett, General Electric, Hewlett-Packard, Major League Baseball, Microsoft, Nextel, Rakuten, Sony and Telstra. America Online and certain of its affiliated entities, collectively, accounted for 11% of our total revenues in 2005 and 2006. No other customer accounted for more than 10% of our total revenues during these periods. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with other entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually. In 2007, our on-demand services captured data from almost 2.2 trillion transactions for our customers.

Strategic Relationships

An important element of our strategy is to establish relationships with third parties whose products and services are complementary to our Omniture online business optimization platform. To help integrate our services with other third-party services and take advantage of current and emerging technologies, we seek to enter into alliances with leading technology companies. We believe this approach enables us to focus on our core competencies and provide additional value to our customers.

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

Online Marketing Service Providers

We also have integration relationships with other online marketing service providers to leverage our Omniture online business optimization platform for collecting, reporting and segmenting behavioral information from their marketing services. These include relationships with providers of ad serving/display advertising, e-mail marketing, content management, CRM/SFA, multivariate testing, community rankings and review, user experience and site search/content guidance.

Sales and Marketing

We sell our services through a combination of direct and indirect sales channels, and we organize our sales and marketing programs by geographic regions, including North America, EMEA, Japan and the rest of the Asia-Pacific region. Our marketing strategy is to generate qualified sales leads, build our brand and raise awareness of Omniture as a leading provider of online business optimization services.

Direct Sales

We sell our services primarily through our direct sales force, which is comprised of inside sales and field sales personnel. Our account executives are responsible for initial sales to new prospects, while our account managers concentrate on expanding pre-existing relationships. We also have a group that is responsible for generating leads and assisting in sales to large enterprises. We have field sales representatives in more than 38 major cities worldwide.

Channel Sales

We have a network of third parties that are authorized resellers and distributors of our technology, as well as a network of third parties that refer customer prospects to us and assist us in selling to those prospects. These include more than 345 companies in the following categories: service partners such as agencies and consultants; platform partners such as e-commerce, hosting, mobile and application partners; and value-added resellers. We have created certification programs for implementation, support and sales. We also have allocated resources to support our channel sales in marketing, operations, client services and product management.

International Sales

Revenues from customers outside the United States have increased from 11% of our total revenues in 2005 to 17% in 2006 and to 26% in 2007. We have increased the size of our international direct sales force through our acquisitions of Instadia and Touch Clarity. We currently have sales representatives in most of the major world markets, including Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Japan, Korea, Sweden and the United Kingdom. We currently focus our international efforts on continuing to strengthen our direct sales and marketing presence in Europe and the Asia-Pacific region.

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

Omniture Summit

As part of our commitment to enhance the value that our customers derive from our services, we annually host Omniture Summit, a two-day conference for our customers that provides in-depth, hands-on training from our Omniture Consulting group and Omniture SiteCatalyst service architects, as well as keynote addresses and panel discussions. Omniture Summit has brought our executives together with technologists, industry experts and thousands of customer attendees for discussions on issues and strategies that are critical to the success of any online business optimization initiative. Each year, our customers are actively involved in leading sessions and participating in panel discussions about real-world techniques that have delivered tangible returns on investment for their enterprises. To support our growing international customer base, Omniture Summit 2008 will be held on a world-wide basis with conferences during 2008 held in Salt Lake City, Copenhagen, Munich, London, Paris, Sydney and Tokyo.

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

Our current principal competitors include:

•	companies, such as Coremetrics, Inc., Google Inc., Microsoft Corporation, Nedstat Ltd. and WebTrends Inc. that offer on-demand services;

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Sane Solutions, LLC (acquired by Unica Corporation) and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. and 24/7 Real Media, Inc. (acquired by WPP Group plc); and

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven), Memetrics (acquired by Accenture), Kefta Inc. (acquired by Acxiom Digital) and [x + 1].

Some of our current competitors have longer operating histories, greater name recognition, access to larger client bases, and substantially greater resources, including sales and marketing, financial and other resources. In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities and compete against us effectively as a result of their significant resources and pre-existing relationships with our current and potential customers. For example, Google Inc. offers a Web analytics service free of charge, and it has entered into an agreement to acquire DoubleClick, Inc., one of our strategic partners. Also, Microsoft offers a Web analytics service free of charge, and it acquired aQuantive, Inc. in August 2007, and in February 2008, announced a proposal to acquire Yahoo!.

We believe the principal competitive factors in our markets include the following:

•	the proven performance, security, scalability, flexibility and reliability of services;

•	strategic relationships and integration with third-party applications;

•	the intuitiveness and visual appeal of services’ user interfaces;

•	low total cost of ownership and demonstrable cost-effective benefits to customers;

•	the ability of services to provide N-dimensional segmentation of information;

•	pricing;

•	the flexibility and adaptability of services to match changing business demands;

•	enterprise-level customer service and training;

•	perceived market leadership;

•	the usability of services, including services being easy to learn and remember, efficient and visually compelling;

•	the real-time availability of data and reporting;

•	perceived independence from portals and search engines;

•	the ability to deploy the services globally and to provide multi-currency, multi-language and multi-character support and to have a local presence in international markets; and

•	success in educating customers in how to utilize services effectively.

We believe that we compete favorably with our competitors on the basis of these factors. However, if we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience revenue declines, reduced operating margins, loss of market share and diminished value in our services.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We have 23 issued patents in the United States and one patent in the United Kingdom, as well as 59 United States and 60 related international patent applications pending. The expiration dates of our issued patents range from 2017 to 2022. The claims under the issued patents are generally directed to: data modeling and classification; online messaging optimization; Web site traffic analytics and predictive modeling; online behavior prediction and analysis; real-time monitoring and aggregation of Web activity; Web content management and optimization; and compilation of data records relating to Web site visitation sessions. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

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

The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that these patents will not be challenged, invalidated or circumvented. Many of our service agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs as a result of defending those claims and might require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violates these third parties’ patent rights. For example, we are aware that seven of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. Two of these customers have requested that we indemnify it against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreement with them or this third party may make claims directly against us. These types of correspondence and future claims could harm our relationships with our customers and might deter future customers from subscribing to our services. Any of these results could harm our brand and operating results.

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

Patent License Agreement — NetRatings, Inc. and Omniture, Inc.

In May 2005, we were sued in the United States District Court for the District of Delaware by NetRatings, Inc. In the suit, NetRatings alleged that our Omniture SiteCatalyst service infringed on four patents in which NetRatings claims an ownership interest. In February 2006, we entered into a settlement and patent cross-license agreement with NetRatings, pursuant to which each party licensed to the other party its entire patent portfolio as of the date of the agreement and the parties agreed to settle all pending legal claims.

The settlement and patent license agreement grants us certain nonexclusive, worldwide rights to all of NetRatings’ issued patents and pending patent applications. The license contains customary requirements that we label our services, enables us to grant sublicenses under certain circumstances and contains exceptions for certain uses of NetRatings’ patents. The agreement required us to make license payments of $10.0 million, all of which has been paid. In addition, we were required to make a license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that if we acquire other companies we may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. For example, in connection with our acquisitions since the date of the agreement, we have elected to make additional license payments totaling $1.7 million, of which $0.9 million was paid during the first quarter of 2008.

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

Pursuant to the terms of the agreement, the suit was dismissed with prejudice. The parties mutually released each other from claims regarding patents as of the date of the agreement, and we agreed that we will not sue NetRatings for infringement of certain of our patents, subject to certain limitations.

Patent License Agreement — NetRatings, Inc. and Visual Sciences, Inc.

As a result of our acquisition of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), Visual Sciences, Inc. became a wholly owned subsidiary of Omniture. On August 17, 2007, Visual Sciences, Inc. entered into a settlement and patent-license agreement with NetRatings, pursuant to which NetRatings licensed seven of its patents to Visual Sciences, Inc. and Visual Sciences, Inc. licensed two of its patents to NetRatings, and the parties agreed to settle all pending legal claims. The settlement and patent license agreement granted Visual Sciences, Inc. certain nonexclusive, worldwide rights to such patents. The license contains customary requirements requiring labeling licensed services and enabling the granting of sublicenses under certain circumstances, and it contains exceptions for certain uses of NetRatings’ patents. The agreement required Visual Sciences, Inc. to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, Inc., and the remaining $5.0 million of which must be paid by us in quarterly installments beginning on March 31, 2008. Pursuant to the terms of the agreement, the suit was dismissed with prejudice. The parties to the agreement mutually released each other from claims regarding patents as of the date of the agreement, and Visual Sciences, Inc. agreed that it will not sue NetRatings for infringement of the licensed patents, subject to certain limitations.

Patent License Agreement — NetRatings, Inc. and Visual Sciences, LLC

Visual Sciences, LLC is a wholly owned subsidiary of Visual Sciences, Inc., and as a result of our acquisition of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) became a subsidiary of Omniture, Inc. On October 25, 2005, Visual Sciences, LLC entered into a settlement and patent license agreement with NetRatings, pursuant to which NetRatings licensed to Visual Sciences, LLC its entire patent portfolio as of the date of the agreement and the parties agreed to settle all pending legal claims. The settlement and patent license agreement granted Visual Sciences, Inc. certain nonexclusive, worldwide rights to all of NetRatings’ issued patents and pending patent applications. The license contains customary requirements requiring labeling licensed services and enabling the granting of sublicenses under certain circumstances, and it contains exceptions for certain uses of NetRatings’ patents. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.3 million of which has been paid and the remaining $0.7 million of which must be paid on a yearly basis calculated based on revenue of Visual Sciences, LLC products for each year. Pursuant to the terms of the agreement, the suit was dismissed with prejudice. The parties to the agreement mutually released each other from claims as of the date of the agreement.

United States and Foreign Government Regulation

The Internet, and in particular, the regulation of commercial enterprises on the Internet, has become a focus of state, federal and foreign governments in recent years. Discussions among policymakers and proposed regulation regarding the Internet have focused on the protection of consumer privacy.

Various state legislatures have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such anti-spyware laws typically focus on restricting the proliferation of certain kinds of downloadable software, or spyware, that, when installed on an end user’s computer, are used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data collection methods employed by our technology constitute “spyware” or that our data collection methods are prohibited by such legislation. Similar legislation has been proposed federally. If the scope of this legislation were drafted broadly and changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our information collection methods. Any restriction or change to our information collection methods would cause us to spend substantial amounts of money and time to make changes and could decrease the amount and utility of the information that we collect.

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

Employees

At December 31, 2007, we had 713 full-time employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of February 22, 2008:

Name	Age	Position

Executive Officers and Directors:
Joshua G. James	34	President, Chief Executive Officer and Director
Michael S. Herring	39	Chief Financial Officer and Executive Vice President
Brett M. Error	36	Chief Technology Officer and Executive Vice President, Products
Christopher C. Harrington	38	President, Worldwide Sales and Client Services
John F. Mellor	41	Executive Vice President, Business Development and Corporate Strategy
D. Fraser Bullock	52	Director, Chairman of the Board
Gregory S. Butterfield	48	Director
Dana L. Evan	48	Director
Mark P. Gorenberg	53	Director
Rory T. O’Driscoll	43	Director
John R. Pestana	34	Director

Joshua G. James is one of our founders and has served as a director since 1998 and as our President and Chief Executive Officer since 1996. From 1996 to 1998, Mr. James co-founded and co-managed several entities that were our predecessors. Mr. James also served on the Brigham Young University eBusiness Advisory Board and is a Platinum Founder of the BYU Center for Entrepreneurship. He has lectured for numerous university classes and served on several other industry, advisory and private company boards. Mr. James attended Brigham Young University.

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

John F. Mellor has served as our Executive Vice President, Business Development and Corporate Strategy since January 2008. From March 2006 until January 2008, Mr. Mellor served as our Senior Vice President, Business Development and served in other positions with the Company from 2003 until March 2006. From 2002 to 2003, Mr. Mellor was Senior Vice President of Marketing and Business Development for Frontline Educational Products, LLC, a direct marketing company. From 2000 to 2002, Mr. Mellor was Senior Vice President of Corporate Development for RichFX, Inc., an online visual merchandising and marketing service provider. Mr. Mellor co-founded and also served as Senior Vice President of Strategy and Business Development for Viewpoint Corporation (a Computer Associates company), a provider of visual marketing technology and services. Mr. Mellor holds a B.S. in Mechanical Engineering and an M.B.A. from Brigham Young University.

D. Fraser Bullock has served as a director since November 2003 and as Chairman of our Board of Directors since February 2008. Mr. Bullock is one of the co-founders of Sorenson Capital, a private equity firm, and has served as Managing Director of Sorenson Capital since 2003. Mr. Bullock joined the Salt Lake Organizing Committee for the Olympic Winter Games of 2002 in 1999 as its Chief Operating Officer and in 2002 was appointed President and Chief Executive Officer. From 1996 to 2002, Mr. Bullock served as Managing Director of Alpine Consolidated, LLC, which specialized in effecting business consolidations. Mr. Bullock has also served as President of Visa Interactive, was one of the original partners of Bain Capital and previously held various positions at Bain & Company. He serves as a director of a number of privately held companies. Mr. Bullock holds a B.A. in Economics and a M.B.A. from Brigham Young University.

Gregory S. Butterfield has served as a director since December 2005. Mr. Butterfield currently serves as group president of the Altiris business unit of Symantec Corporation, an enterprise software company. Mr. Butterfield served as the President and Chief Executive Officer and a director of Altiris, Inc. from February 2000 until Altiris was acquired by Symantec Corporation in 2007. Mr. Butterfield has also served as Vice President, Sales for Legato Systems, Inc., a backup software company, Executive Vice President of Worldwide Sales for Vinca, a fault tolerance and high availability company, Regional Director of the Rocky Mountain Region for Novell, Inc., a provider of infrastructure software and services, and Vice President of North American Sales for WordPerfect Corporation, a software company. Mr. Butterfield holds a B.S. in Business Finance from Brigham Young University.

Dana L. Evan has served as a director since May 2006. From January 2001 to July 2007, Ms. Evan served as Executive Vice President of Finance and Administration and Chief Financial Officer of VeriSign, Inc., a provider of intelligent infrastructure services for the Internet and telecommunications networks. From June 1996 until December 2000, she served as Vice President of Finance and Administration and Chief Financial Officer of VeriSign, Inc. From 1988 to June 1996, Ms. Evan worked as a financial consultant in the capacity of chief financial officer, vice president of finance or corporate controller for various public and private companies and partnerships, including VeriSign, Inc. from November 1995 to June 1996. Prior to 1988, she was employed by KPMG LLP, most recently as a senior manager. Ms. Evan is a Certified Public Accountant and holds a B.S. in Commerce with a concentration in Accounting and Finance from Santa Clara University.

Mark P. Gorenberg has served as a director since April 2004. Since 1990, Mr. Gorenberg has been a managing member of Hummer Winblad Equity Partners II, L.P., Hummer Winblad Equity Partners III, LLC, Hummer Winblad Equity Partners IV, LLC, Hummer Winblad Equity Partners V, LLC, and Hummer Winblad Equity Partners VI, L.L.C. Previously, Mr. Gorenberg was a Senior Software Manager in advanced product development at Sun Microsystems, Inc., a provider of network computing products and services. Mr. Gorenberg currently serves as a director of a number of privately held companies. He is also a member of the Corporation of the Massachusetts Institute of Technology. Mr. Gorenberg holds a B.S. in Electrical Engineering from Massachusetts Institute of Technology, an M.S. in Electrical Engineering from the University of Minnesota and an M.S. in Engineering Management from Stanford University.

Rory T. O’Driscoll has served as a director since June 2005. Mr. O’Driscoll is a Managing Member of Scale Venture Management, LLC and Scale Venture Management II, LLC. Mr. O’Driscoll joined BA Venture Partners, the predecessor to Scale Venture Management LLC, in 1994. Prior to joining BA Venture Partners, Mr. O’Driscoll worked in Corporate Development at Bank of America and was a founder and the Chief Executive Officer of Mercia Ltd., a manufacturing company based in the United Kingdom. Mr. O’Driscoll currently serves as a director of a number of privately held companies. Mr. O’Driscoll holds a B. Sc. in Economics with a specialization in accounting and finance from the London School of Economics.

John R. Pestana is one of our founders and served as Chairman of our Board of Directors from 1998 to February 2008. Mr. Pestana served as our Executive Vice President, Customer Success from 2004 to November 2007. From 1998 to 2004, Mr. Pestana served as our President, and from 1996 to 1998, Mr. Pestana co-founded and co-managed several entities that were our predecessors. Mr. Pestana is a Platinum Founder of the BYU Center for Entrepreneurship. Mr. Pestana attended Brigham Young University.

Available Information

We make available free of charge through our investor relations Web site, www.omtr.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Omniture, Inc., 550 East Timpanogos Circle, Orem, Utah 84097, phone: 1-801-722-7037, e-mail: ir@omniture.com. Our Internet Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

ITEM 1A.	Risk Factors

Factors That Could Affect Future Results

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

Risks Related to Our Business

We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.

We have incurred significant losses in recent periods, including a net loss of $17.4 million in 2005, a net loss of $7.7 million in 2006 and a net loss of $9.4 million in 2007, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization, as well as stock-based compensation expense associated with the issuance of stock awards and amortization of intangible assets acquired in our acquisitions. At December 31, 2007, we had an accumulated deficit of $48.3 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, increasing our sales force, expansion of our infrastructure to manage our growth and increased complexity of our business, investments to acquire and integrate companies and technologies, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline or grow more slowly than we expect. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may result from a number of factors, including, but not limited to, those listed below:

•	our ability to increase sales to existing customers and attract new customers;

•	the addition or loss of large customers;

•	the timing of implementation of new or additional services by our customers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among our competitors or our strategic partners;

•	our ability to integrate acquired products and services into our online business optimization platform or migrate existing customers of companies we have acquired to our products and services;

•	seasonal variations in the demand for our services and the implementation cycles for our new customers;

•	levels of revenues from our larger customers, which have lower per transaction pricing due to higher transaction commitments;

•	changes in our pricing policies or those of our competitors;

•	service outages or security breaches;

•	the extent to which any of our significant customers or the significant customers of the companies that we have acquired terminate their service agreements with us or reduce the number of transactions from which we capture data pursuant to their service agreements;

•	the purchasing and budgeting cycles of our customers;

•	limitations of the capacity of our network and systems;

•	the timing of expenses associated with the addition of new employees to support the growth in our business;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses;

•	potential goodwill and intangible asset impairment charges associated with acquired businesses;

•	potential foreign currency exchange losses associated with transactions denominated in foreign currencies;

•	expenses associated with the management or growth of our increasingly international operations;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses; and

•	geopolitical events such as war, threat of war or terrorist actions.

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

We derive substantially all of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive the substantial majority of our revenues from our Omniture SiteCatalyst service in the future. Omniture SiteCatalyst was responsible for 95%, 89% and 78% of our total revenue during 2005, 2006 and 2007 respectively. In 2007, 22% of our revenue was derived from products and services other than our Omniture SiteCatalyst service. As a result, we expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst services for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed.

If we are unable to develop or acquire new services, or if the new services that we develop or acquire do not achieve market acceptance, our revenue growth will be harmed.

Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new or acquired services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have introduced version 2.0 of Omniture Discover and introduced our new products, Omniture Genesis and Omniture TouchClarity, but we have not yet received significant revenues from these services. We have also recently acquired Offermatica and Visual Sciences, resulting in an expansion of our product and service offerings; however, we may experience difficulties in integrating those acquired products and services into our online business optimization platform, and we may not be successful in selling the acquired or integrated products and services into our customer base. Additionally, our existing and prospective customers may develop their own competing technologies or purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, or if we are unsuccessful in increasing revenue from sales of our new or acquired products and services, our revenue growth will decline and our business and operating results will be adversely affected.

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

If we do not successfully integrate our recent acquisitions, or if we do not otherwise achieve the expected benefits of the acquisitions, our growth rate may decline and our operating results may be materially harmed.

During 2007, we completed acquisitions of Instadia, Touch Clarity and Offermatica, and we completed the acquisition of Visual Sciences in the first quarter of 2008. If we fail to successfully integrate the business and operations of these acquired companies, the combined company may not realize the potential benefits of those acquisitions. The integration of these acquisitions, particularly the integration of the Visual Sciences and Offermatica acquisitions, will be a time consuming and expensive process, has resulted in the incurrence of significant ongoing expenses, including the addition of a number of personnel to manage and oversee our integration efforts, and may disrupt our operations if it is not completed in a timely and efficient manner. If our integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the proposed mergers. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the difficulties, costs, and delays involved in integrating these operations, including the following:

•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to accept new services or to continue using the products and services of the combined company;

•	difficulties in successfully integrating the management teams and employees of the acquired companies, particularly those of Visual Sciences and Offermatica;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the proposed mergers; and

•	potential incompatibility of business cultures.

If we do not meet the expectations of our existing customers or those of the acquired companies, particularly those of Visual Sciences or Offermatica, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.

If we are unable to attract new customers or to sell additional services to our existing customers, our revenue growth will be adversely affected.

To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses or made investments in connection with the internal development and acquisition of new products or services, such as Omniture TouchClarity, version 2.0 of Omniture Discover, the optimization tools acquired in connection with the Offermatica acquisition as well as the services of Visual Sciences that we are integrating with our online business optimization platform. Many of these products or services have only recently been commercially introduced by us and may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.

The significant network equipment requirements of our business model make it more difficult to achieve positive cash flow and profitability if we continue to grow rapidly.

Our business model involves our making significant upfront and ongoing expenditures for network operations equipment, such as servers and other network devices. Because the time frame for evaluating and implementing our services, particularly for larger implementations, can be lengthy, taking up to 90 days or longer, and because we begin to invoice our customers only after the service implementation is complete, generally we make these expenditures well before we receive any cash from the customer. Consequently, it takes a number of months or longer to achieve positive cash flow for a customer. As a result, rapid growth in customers would require substantial amounts of cash. In addition, because of the lengthy implementation periods for new customers, we experience a delay between the increase in our operating expenses and the generation of corresponding revenues. We depreciate our capital equipment over a period of approximately four years and incur lease expense associated with equipment acquired under operating leases over the lease term, which is generally three years, with depreciation and lease expense being included in our cost of subscription revenues beginning immediately upon our receipt of the equipment. We recognize revenue, at the earliest, only when we complete implementation of our services and invoice the customer. Thus, it can take us a number of months or longer to become profitable with respect to any given new customer.

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

We have limited experience with respect to determining the appropriate prices for our services that our existing and potential customers will find acceptable. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. For example, we face competition from businesses that offer their services at substantially lower prices than our services, and Google Inc. currently offers its Web analytics service for free. In addition, we have only recently commercially introduced certain of our services and other services that we offer have only recently been acquired or integrated into our online optimization platform. The price at which our customers may be willing to purchase our recently introduced or acquired services may be lower or different than we expect, which may cause our revenue or operating results to be adversely affected. As a result, in the future it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenues, gross margin and operating results.

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

Our current principal competitors include:

•	companies, such as Coremetrics, Inc., Google Inc., Microsoft Corporation, Nedstat Ltd. and WebTrends Inc. that offer on-demand services;

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Sane Solutions, LLC (acquired by Unica Corporation) and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. and 24/7 Real Media, Inc. (acquired by WPP Group plc); and

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven), Memetrics (acquired by Accenture), Kefta Inc. (acquired by Acxiom Digital) and [x + 1].

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

In addition, large software, Internet and database management companies may enter the market or enhance their web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and pre-existing relationships with our current and potential customers. For example, Google Inc. offers a Web analytics service free of charge, and it has entered into an agreement to acquire DoubleClick, Inc., one of our strategic partners. Also, Microsoft offers a Web analytics service free of charge, and it acquired aQuantive, Inc. in August 2007, and in February 2008, announced a proposal to acquire Yahoo!.

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

We host our services, and serve all of our customers from 15 third-party data center facilities located in the United States and Europe. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Some of our data center facility agreements require that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. In addition, data centers suitable for the hosting of our services have become limited in supply and availability and, in the future, it may be difficult to obtain additional data center capacity to accommodate our growth or we may be required to incur significant expenditures to acquire or develop capacity that meets our future needs. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged or may be required to incur significant expenditures, either of which scenario would adversely impact our financial condition or operating results.

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

We have experienced rapid growth in recent periods organically and through acquisitions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. Our total number of full-time employees increased from 305 at December 31, 2005 to 713 at December 31, 2007. With our acquisition of Visual Sciences, our total number of full-

time employees was 960 as of February 1, 2008. In addition, during this same period, we made substantial investments in our network infrastructure operations, research and development and sales and marketing as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies and two companies based in the United States, one of which in particular had significant international reach in its operations. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has resulted in increased responsibilities and has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources and will result in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed. If we are unable to otherwise manage our growth successfully, we may experience unanticipated business problems or interruptions, which may damage our reputation or adversely affect the operating results of our business.

We intend to continue making acquisitions of, or investments in, other companies and technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

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

Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of goodwill or the recording of stock-based compensation, as well as restructuring charges. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions, such as our two recent European acquisitions, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use a substantial portion of our cash resources that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	assume or incur large charges or substantial liabilities, including payments to NetRatings under our agreements with it;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

•	become subject to adverse accounting or tax consequences, substantial depreciation, amortization, impairment or deferred compensation charges;

•	make severance payments and provide additional compensation to executives and other personnel;

•	incur charges related to the elimination of duplicative facilities or resources;

•	incur legal, accounting and financial advisory fees, regardless of whether the transaction is completed; and

•	become subject to intellectual property or other litigation.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.

Increasing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to expand our sales and marketing operations. We expect to be substantially dependent on our direct sales force to obtain new customers. We have recently significantly expanded the size of our direct sales force and plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. Moreover, new hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires, sales personnel added through our recent business acquisitions and planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues.

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

We currently maintain offices outside of the United States and currently have operations, sales personnel or independent consultants in several countries. In the first quarter of 2007, we acquired Instadia, which has its principal operations in Copenhagen, Denmark, and Touch Clarity, which has its principal operations in London, England, and we also acquired Offermatica and Visual Sciences, which has significant international reach in its operations. These acquisitions significantly increased the scope and complexity of our international operations. We have limited experience operating in foreign jurisdictions at such scale. Our inexperience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

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

As we expand our international operations, we will be required to recruit and retain experienced management, sales and technical personnel in our international offices, and we expect that the identification, recruitment, training and retention of such personnel will require significant management time and effort and resources. Competition for employees with the skills required, particularly management, engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth. We may need to pay recruiting or agency fees and offer additional compensation or incentives to attract and retain these and other employees, resulting in an increase to our operating expenses.

Some of our international subscription fees are currently denominated in United States dollars and paid in local currency. As a result, fluctuations in the value of the United States dollar and foreign currencies may make our services more expensive for international customers or increase the cost of our international operations, which could harm our business.

We may be liable to our customers and may lose customers if we provide poor service, if our services do not comply with our agreements or if we are unable to collect customer data or otherwise lose customer data.

Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic on customer Web sites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in real time because of significant spikes in consumer activity on their Web sites. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in real time or at all, our reputation could be harmed and we could lose customers.

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

In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. For example, if we secure a large customer or a group of customers with extraordinary volumes of information to collect and process, we may suddenly require additional bandwidth and our existing systems may not be able to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be able to provide it only on a delayed basis or our network may temporarily shut down if we fail to expand our network to meet future requirements. Many of these risks are exacerbated as a result of our recent acquisitions, that have and will continue to require us to integrate network operations involving different operational procedures, security applications and hardware configurations. Any lapse in our ability to collect or transmit data will decrease the value of the data, prevent us from providing the complete data that may be requested by our customers and affect some of our customers’ Web pages. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violate such third parties’ patent rights. For example, we are aware that seven of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. A few of these customers have requested that we indemnify them against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreements with them or this third party may make claims directly against us. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. For example, in February 2006, we entered into a settlement and patent cross-license agreement with NetRatings, to resolve a patent infringement lawsuit that NetRatings filed against us in May 2005 and to obtain a non-exclusive, world-wide license to NetRatings’ entire patent portfolio. Under the terms of the agreement, we agreed to pay license fees to NetRatings. Additionally, Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and Visual Sciences, LLC also entered into settlement and license agreements with NetRatings, pursuant to which they agreed to pay license fees to NetRatings in exchange for non-exclusive, world-wide licenses to NetRatings’ patents.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 23 issued patents in the United States, one issued patent in the United Kingdom, as well as 59 United States and 60 related international and foreign patent applications pending. We cannot assure you that any patents will issue with respect to our current patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to attract and retain and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. All of our employees work for us on an at-will basis, however, the laws of some of the international jurisdictions where we have employees may require us to make statutory severance payments in the event of termination of employment. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.

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

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R, which became effective for fiscal periods beginning after September 15, 2005, requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS No. 123R, our results of operations in 2006 and 2007 reflect expenses that are not reflected in prior periods, potentially making it more difficult for investors to evaluate our 2006 and 2007 results of operations relative to prior periods.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, on an on-going basis both we and our external auditors are required to assess the effectiveness of our internal controls over financial reporting. The requirements of SOX 404 first became applicable to us on December 31, 2007. Our efforts to comply with SOX 404 have resulted in, and are likely to continue to result in, increased general and administrative expenses and the commitment of significant financial and personnel resources.

Although we believe that our efforts will enable us to remain compliant under SOX 404, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in our “Critical Accounting Policies.” Any failure to adequately maintain effective internal controls over our financial reporting, or consequently our inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

At December 31, 2007, we had federal net operating loss carryforwards of approximately $82.0 million that will begin to expire in 2020 and approximately $1.4 million in federal tax credit carryforwards that will begin to expire in 2019. At December 31, 2007, we also had state net operating loss carryforwards of approximately $82.8 million that will begin to expire in 2015 and state research and development credits of approximately $0.6 million that will begin to expire in 2014. Changes in ownership have occurred that have resulted in limitations in our net operating loss carryforwards under Section 382 of the Internal Revenue Code. As a result of these Section 382 limitations, we can only utilize a portion of the net operating loss carryforwards that were generated prior to the ownership changes to offset future taxable income generated in U.S. federal and state jurisdictions. At December 31, 2007, we also had approximately $16.4 million in net operating loss carryforwards in the United Kingdom, part or all of which may not be available to offset our future taxable income in the United Kingdom should there be a change in the nature or conduct of our business in the United Kingdom within the three years subsequent to the date of our acquisition of Touch Clarity.

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

Our investments in auction rate securities are subject to risks which may adversely affect our liquidity and cause losses.

At February 22, 2008, we held approximately $21.5 million of municipal notes investments with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. These auction rate securities are classified as current assets in our consolidated financial statements. The recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Through February 22, 2008, auctions failed for $15.0 million of our auction rate securities, and there is no assurance that previously successful auctions on the other auction rate securities in our investment portfolio will enable us to liquidate our positions. As a result, our ability to liquidate and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to reclassify these securities as non-current or record an impairment charge on these investments, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.

Risks Related to Our Industry

Widespread blocking or erasing of cookies or other limitations on our ability to use cookies or other technologies that we employ may impede our ability to collect information and reduce the value of our services.

Our services currently use “cookies,” which are small files of information placed on an Internet user’s computer in connection with that visitor’s browsing activity on a customer’s website(s), and “clear GIFs” (also known as pixel tags or web beacons), which are small images placed on a web page to facilitate the collection of visitor browsing data on such customer’s website(s). These technologies help us to aggregate and analyze the website usage patterns of visitors to our customers’ websites. The use of third-party cookies may be construed as obscure in the eyes of the public or governmental agencies, including non-U.S. regulators. We encourage our customers to send our cookies from their own websites and, when they are unwilling to do so, we mark all newly implemented third-party cookies with their dual origin to indicate that they are both from our customer’s website and from us. However, we cannot assure you that these measures will succeed in reducing any risks relating to the use of third-party cookies.

Most currently available web browsers allow site visitors to modify their settings to prevent or delete cookies. Additionally, widely available software allows site visitors to sweep all cookies from their computers at once. Similarly, several software programs, sometimes marketed as ad-ware or spyware detectors, may misclassify the cookies our customers are using as objectionable and prompt site visitors to delete or block them. Several of these same software programs may target the use of clear GIFs. If a large number of site visitors refuse, disable or delete their cookies or clear GIFs or if we are otherwise unable to use cookies or clear GIFs, and if alternative methods or technologies are not developed in a timely manner, the quality of the data we collect for our customers and the value of our services based on that data would decrease substantially.

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

The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through February 22, 2008. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

ITEM 1B	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our executive offices and principal office for domestic marketing, sales and development occupy approximately 103,000 square feet in Orem, Utah under leases that expire in 2011. In January 2008, we amended the lease for our Orem, Utah headquarters to add approximately 33,000 additional square feet of office space commencing in March 2008. As a result of our acquisition of Visual Sciences, we also lease approximately 61,000 square feet of office space located in San Diego, California under a lease that expires in January 2013, of which we currently occupy approximately 40,000 square feet for sales, development and professional services personnel. We sublease the unused space at such facility under a sublease which expires in February 2008. We intend to renew this sublease upon its expiration. In connection with our acquisitions of Offermatica and Visual Sciences we consolidated our combined Northern California operations in office space in San Francisco, California for sales, development and professional services personnel under a lease for 35,000 square feet that expires in 2013. We also lease office space in various other locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel. We consider our facilities to be both suitable and adequate to provide for our current and near-term requirements. If we require additional space, we believe that we will be able to obtain this space on commercially reasonable terms.

ITEM 3.	Legal Proceedings

Generally, we are involved in various legal proceedings arising from the normal course of business activities. In accordance with SFAS No. 5, Accounting Contingencies, we make a provision for liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We conduct quarterly reviews of any legal proceedings in which we are involved to determine the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case to assess whether any provisions are required to reflect the impacts. We do not believe that ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, litigation is inherently unpredictable, and depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period. See risk factors “If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed” and “The success of our business depends in large part on our ability to protect and enforce our intellectual property rights” in Item 1A of this Annual Report on Form 10-K.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our special meeting of stockholders held on January 17, 2008 in Orem, Utah, the following proposals were adopted by the margins indicated:

1. A proposal to approve the issuance of shares of Omniture common stock in connection with the merger contemplated by the Agreement and Plan of Reorganization, dated October 25, 2007, by and among Omniture, Voyager Acquisition Corp, a wholly-owned subsidiary of Omniture, and Visual Sciences Inc.

Votes For	Votes Against	Abstain

48,240,628	52,438	5,191

2. A proposal to approve the adjournment or postponement of the special meeting to a later date or dates, if necessary, to solicit additional proxies if there are not sufficient votes to approve Proposal 1 above.

Votes For	Votes Against	Abstain

45,974,097	1,423,806	900,354

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been quoted on the Nasdaq Global Market under the symbol “OMTR” since our initial public offering on June 28, 2006. Prior to that time, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	High	Low

Fiscal year ended December 31, 2007:
First quarter	$18.75	$13.25
Second quarter	24.26	15.50
Third quarter	31.43	20.20
Fourth quarter	38.57	25.54
Fiscal year ended December 31, 2006:
Second quarter (beginning June 28, 2006)	7.60	5.60
Third quarter	8.59	6.23
Fourth quarter	14.97	7.35

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Stockholders

As of February 22, 2008, there were 71,629,640 shares of our common stock outstanding held by approximately 178 stockholders of record, including the Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The following graph shows a comparison from June 28, 2006 (the date our common stock commenced trading on The Nasdaq Global Market) through December 31, 2007 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*
Among Omniture, Inc, The Nasdaq Composite Index
and The Nasdaq Computer Index

*	$100 invested on 6/28/06 in stock or 5/31/06 in index-including reinvestment of dividends. Fiscal year ending December 31.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

In March 2007, we completed the acquisition of Touch Clarity Limited pursuant to the Share Purchase Agreement dated as of February 14, 2007 by and among Omniture, the former shareholders of Touch Clarity Limited, and certain representatives of the Touch Clarity shareholders. In connection with the closing of the Touch Clarity acquisition, the holders of both vested and unvested options to purchase shares of Touch Clarity common stock received replacement options to purchase approximately 0.7 million shares of Omniture common stock with a weighted average exercise price for the replacement stock options equal to approximately $0.79 per share, or Touch Clarity Transaction Options. Additionally, the consideration in the acquisition of Touch Clarity consisted, in part, in the payment of approximately 0.8 million shares of Omniture common stock to the former shareholders of Touch Clarity, or Touch Clarity Transaction Shares, which shares were issued in August 2007. The Touch Clarity Transaction Options and the Touch Clarity Transaction Shares were not registered under the Securities Act of 1933, as amended, or the Securities Act. In issuing the Touch Clarity Transaction Options and the Touch Clarity Transaction Shares, Omniture relied on the exemptions from registration under the Securities Act provided by

Section 4(2) of the Securities Act, Regulation D promulgated by the Securities and Exchange Commission thereunder, and Regulation S promulgated by the Securities and Exchange Commission under the Securities Act, based in part on representations made by the intended recipients of such options and shares as to their status as accredited investors and non-U.S. persons and the determination that, in some cases, the transactions were exempt from registration as not involving an offer or sale within the meaning of the Securities Act.

In December 2007, we completed our acquisition of Offermatica Corporation pursuant to the Agreement and Plan of Reorganization, dated September 7, 2007, by and among Omniture, San Francisco Acquisition Sub, a wholly-owned subsidiary of Omniture and Offermatica. The consideration in the acquisition of Offermatica consisted, in part, in the payment of approximately 1.0 million shares of Omniture common stock to the former stockholders of Offermatica, or the Offermatica Merger Shares. The Offermatica Merger Shares were not registered under the Securities Act. Omniture obtained a permit from the California Commissioner of Corporations qualifying the issuance of the Offermatica Merger Shares under Sections 25121 and 25142 of the California Corporations Code. Accordingly, the Offermatica Merger Shares were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 3(a)(10) of the Securities Act.

Use of Proceeds from the Initial Public Offering

Our initial public offering of common stock, or IPO, was made pursuant to a registration statement on Form S-1 (File No. 333-132987), which the Securities and Exchange Commission declared effective on June 27, 2006. As a result of the offering, we raised approximately $59.2 million, net of underwriting discounts, commissions and offering expenses. During the last three quarters of 2007 and January 2008, we used the remainder of the net IPO proceeds to acquire certain intellectual property rights and to complete the acquisitions of Offermatica and Visual Sciences.

Trading Plans

Our Insider Trading Policy permits directors, officers and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Securities Exchange Act, which permit automatic trading of common stock of Omniture, Inc. or trading of common stock by an independent person (such as stockbroker) who is not aware of material, nonpublic information at the time of the trade. We are aware that certain of our directors and officers have entered into written trading plans, and we believe our directors and officers may establish such plans in the future.

Stock Repurchases

We did not repurchase any of our stock during 2007.

ITEM 6.	Selected Financial Data

We present below our selected consolidated financial data. The selected consolidated statement of operations data for the years ended December 31, 2005, 2006 and 2007 and the selected consolidated balance sheet data at December 31, 2006 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the selected consolidated balance sheet data at December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2003	2004	2005	2006		2007
	(In thousands, except per share data)

Total revenues	$8,654	$20,566	$42,804	$79,749		$143,127
Net income (loss)	143	(1,318)	(17,441)	(7,725	)(1)	(9,429	)(1)
Net income (loss) per share, diluted	$0.01	$(0.10)	$(1.27)	$(0.25	)(1)	$(0.18	)(1)
Weighted-average number of shares	22,677	13,094	13,694	30,332		53,710
Cash, cash equivalents and short-term investments	$2,187	$8,927	$22,196	$68,287	(2)	$134,689	(3)
Working (deficit) capital	(2,638)	(1,422)	1,191	52,028	(2)	120,033	(3)
Total assets	6,926	32,768	73,051	135,210	(2)	370,723	(3)(4)
Total long-term obligations, including current portion(5)	2,054	9,028	5,992	10,191		7,774
Convertible preferred stock	10,108	22,770	61,882	—	(6)	—
Total stockholders’ (deficit) equity	$(12,205)	$(13,413)	$(30,266)	$86,425	(2)(6)	$291,075	(3)

(1)	As a result of adopting SFAS No. 123R on January 1, 2006, our net loss and diluted net loss per share for 2006 were $1.8 million and $0.06, respectively, greater than if we had continued to account for stock-based compensation under the previous accounting rules. Also, our net loss and diluted net loss per share for 2007 were $11.1 million and $0.21, respectively, greater than if we had continued to account for stock-based compensation under the previous accounting rules. Because we adopted SFAS No. 123R using the prospective transition method, we applied its provisions only to stock awards granted, modified, repurchased or cancelled on or after the effective date.

(2)	Cash and cash equivalents, working capital, total assets and total stockholders’ (deficit) equity increased in 2006 primarily due to the net cash proceeds of $59.2 million, after deducting underwriting discounts, commissions and offering expenses, from our initial public offering in July 2006.

(3)	Cash, cash equivalents and short-term investments, working capital, total assets and stockholders’ equity increased in 2007 primarily due to the net cash proceeds of $142.2 million, after deducting underwriting discounts, commissions and offering expenses, from our common stock offering in June 2007.

(4)	Total assets increased in 2007 as a result of the acquisitions of Instadia, Touch Clarity and Offermatica.

(5)	Total long-term obligations, including current portion consist of notes payable and capital lease obligations.

(6)	In 2006, the entire balance of convertible preferred stock was reclassified to stockholders’ (deficit) equity due to the automatic conversion of the outstanding shares of convertible preferred stock to common stock upon the closing of our initial public offering in July 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Part II. Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and in Part I. Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ends on December 31, 2007.

Overview

We are a leading provider of online business optimization services, which our customers use to manage and enhance online, offline and multi-channel business initiatives. Our Omniture online business optimization platform, which we host and deliver to our customers on-demand, consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover OnDemand, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch and Omniture Publish services and our Omniture Discover OnPremise software. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes and to automate the optimization of key areas of their online businesses.

We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $3.7 million in 2002 to $143.1 million in 2007, representing an average annual growth rate of approximately 109%. Our total cost of revenues and total operating expenses have increased from $60.2 million in 2005 to $156.4 million in 2007. Our loss from operations was $17.4 million in 2005 and declined to $8.1 million in 2006. Our loss from operations increased to $13.3 million in 2007. Our net loss was $17.4 million in 2005 and declined to $7.7 million in 2006. Our net loss increased to $9.4 million in 2007. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues from 2002 to 2007 have been derived from subscription fees for our services, which represented approximately 96% of total revenues in 2005, 94% of total revenues in 2006 and 92% of total revenues in 2007.

We provide our online business optimization services to businesses in 86 countries. During all of 2006, our services captured approximately 1.4 trillion transactions, and during 2007 the number of transactions our services captured increased to approximately 2.2 trillion for approximately 3,000 customers.

Our revenue growth will depend on our ability to attract new customers, to retain our customers over time and to sell additional service offerings to our installed Omniture SiteCatalyst customer base. In addition to these factors that will impact our revenue growth, our profitability will also be affected by our ability to realize economies of scale as our business grows, the amount of stock-based compensation expense we must record related to future stock awards and the amount of amortization expense associated with future intangible asset acquisitions. The delivery of our services requires us to make significant upfront capital expenditures to support the network infrastructure needs of our services. We typically depreciate these capital expenditures over a period of approximately four years, and we begin to include the depreciation amount in our cost of subscription revenues promptly after making the expenditures. During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases, which require us to begin making lease payments and begin recording lease expense immediately upon receipt of the equipment. We generally recognize revenue from our customers ratably over the contractual service period but only after we begin to provide our services to them. Therefore, any delays we encounter in the implementation of our services to our customers will impact our ability to start recognizing revenue and to begin to offset the depreciation and lease costs resulting from the upfront capital expenditures and acquisitions under operating leases. These delays will also defer the collection of cash necessary to begin offsetting the expenditures.

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

Historically, most of our revenues have resulted from the sale of our services to companies located in the United States. During 2007, we acquired two European-based companies, in part due to our strategy to expand our international sales operations by growing our direct sales force abroad. We also intend to utilize resellers and other sales channel relationships with third parties to expand our international sales operations. As a result of these efforts, our revenues from customers outside of the United States increased from 11% of total revenues in 2005 to 17% of total revenues in 2006 and to 26% of total revenues in 2007.

We experience significant seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.

Acquisitions

Acquisition of Instadia A/S

In January 2007, we acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand Web analytics services based in Copenhagen, Denmark. We purchased Instadia to acquire its existing customer base, key personnel and technology. The preliminary aggregate purchase price was approximately $14.3 million, which consisted of (1) total cash consideration of approximately $11.4 million, (2) restructuring charges of approximately $2.4 million, (3) acquisition-related costs and (4) a license payment to NetRatings, related to the Instadia acquisition of approximately $0.3 million, which we elected to make in February 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The results of operations of Instadia are included in our results of operations from the acquisition date.

Acquisition of Touch Clarity Limited

In March 2007, we acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise, on-demand, automated onsite behavioral targeting and optimization solutions, based in London, England. We purchased Touch Clarity to acquire its key personnel and technology. The preliminary aggregate purchase price was approximately $61.3 million, which consisted of (1) total cash consideration of approximately $29.5 million, (2) the issuance of approximately 0.8 million shares of our common stock valued at approximately $22.1 million, net of issuance costs, (3) the fair value of substituted options, (4) acquisition-related costs and (5) a license payment to NetRatings related to the Touch Clarity acquisition of approximately $0.5 million, which we elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings, in February 2006. The terms of the acquisition also provided for the payment of up to $3.0 million in additional consideration during the first fiscal quarter of 2008, contingent upon the achievement of certain milestones during 2007. Any contingent consideration paid by us would increase the aggregate purchase price and goodwill.

Acquisition of Offermatica Corporation

On December 13, 2007, we acquired all of the outstanding voting stock of Offermatica, an on-demand provider of A/B and multivariate testing solutions that enable companies to define and test the structure and other elements of their Web sites. We purchased Offermatica to acquire its existing customer base, key personnel and technology. The results of operations of Offermatica are included in our results of operations from the acquisition date.

The preliminary aggregate purchase price was approximately $60.4 million, which consisted of (1) initial cash consideration of approximately $33.6 million, (2) the issuance of approximately 1.0 million shares of our common stock valued at approximately $24.8 million, (3) acquisition-related costs and (4) a license payment to NetRatings of approximately $0.9 million related to the Offermatica acquisition, which we elected to make in January 2008 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.

Acquisition of Visual Sciences, Inc.

On January 17, 2008, we acquired all of the outstanding voting stock of Visual Sciences, a provider of on-demand Web analytics applications. The acquisition was accounted for under the purchase method of accounting. We purchased Visual Sciences to acquire its existing customer base, key personnel and technology. Because the acquisition was completed after December 31, 2007, no results of operations of Visual Sciences are included in our results of operations for 2007.

Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock was converted into 0.49 of a share of our common stock and $2.39 in cash. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing were assumed by us and converted into options to purchase shares of our common stock, based on an option exchange ratio pursuant to the terms of the definitive agreement.

The preliminary aggregate purchase price was approximately $437.5 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.6 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs and (6) a license payment of approximately $2.3 million to NetRatings in accordance with the settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. For accounting purposes, we have not yet made a final determination of certain components of the Visual Sciences purchase price. Accordingly, the aggregate purchase price is still preliminary and subject to further adjustment as additional information becomes available to us. There can be no assurance that the final determination will not result in material changes from these preliminary amounts.

We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. We will be required to pay up to an additional approximately $0.5 million in cash consideration as these restricted stock awards become vested.

How We Generate Revenues

Our revenues are classified into two types: subscription revenues and professional services and other revenues. Subscription revenues accounted for 96% of total revenues in 2005, 94% of total revenues in 2006 and 92% of total revenues in 2007.

Subscription Revenues

We derive subscription revenues from customers that use our online business optimization services. We generally bill for our Omniture SiteCatalyst and Omniture Discover OnDemand subscription fees based on a committed minimum number of transactions from which we capture data over a predetermined period. We generally consider a transaction to be any electronic interaction, which could be either online or offline, between our customer and their customer that generates data which is incorporated into our optimization platform. Most of our customer contracts provide for additional fees for over-usage based on the number of transactions in excess of this committed minimum number. In addition, we generally charge an annual fee for Omniture Discover OnDemand, based on the number of users of our Omniture Discover OnDemand subscription services. We bill a limited number of large customers based on actual transactions from which we capture data during the billing period.

We generally bill customers for our Omniture SearchCenter subscription services based on either a fixed percentage of our customer’s monthly online advertising spending managed through our Omniture SearchCenter services, or based on a committed minimum number of bid reviews tracked on a monthly basis. We generally consider a bid review to be each instance where our Omniture SearchCenter services check or change a customer’s bids on its keyword or product listing. Most of our customer contracts provide for additional fees for bid reviews in excess of a stated quantity during a month.

For our Omniture TouchClarity behavioral targeting subscription services, we generally bill these fees based on the number of campaign containers we manage for our customers. We consider a campaign container to be any unique location on a customer’s Web page for which the customer is tracking data about a specific marketing campaign activity. Most of our customer behavioral targeting contracts provide for additional fees for transactions tracked in excess of a specified quantity of transactions.

We generally bill for our Omniture Offermatica subscription services based on a committed minimum number of daily visits to the customer’s Web page that are tracked through our services. Most of our testing contracts allow us to charge additional fees for daily visits tracked through our services in excess of the committed minimum.

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

In the future we may realize a portion of our revenues from the sale of software licenses related to software products acquired in the Visual Sciences acquisition. These software licenses would be accounted for in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. None of our 2007 revenues were derived from the sale of software licenses.

Professional Services and Other Revenues

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

Indirect Sales

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

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of subscription revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel and amortization of intangible assets. Cost of subscription revenues will, absent any impairment and before any affect of the Visual Sciences acquisition, include approximately $7.4 million in annual amortization of existing acquired intangible assets through 2010 and decreasing amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.

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

Operating Expenses

Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses.

Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses will, absent any impairment and before any affect of the Visual Sciences acquisition, also include approximately $2.0 million in annual amortization of acquired customer-related intangible assets through 2012 and decreasing amounts thereafter through March 31, 2015.

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

Trends in Our Business and Results of Operations

Our business has grown rapidly. This growth has been driven primarily by an expansion of our customer base, coupled with increased subscription revenues from existing customers. To date, we have derived a substantial majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. As demonstrated, in part, by our recent acquisitions of Touch Clarity, Offermatica and Visual Sciences, we expect that revenues associated with our current and future services other than Omniture SiteCatalyst will continue to increase over time and continue to reduce the percentage of total revenues generated by Omniture SiteCatalyst.

In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will continue to increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 11% of total revenues for 2005 to 17% of total revenues for 2006 and 26% of total revenues for 2007. Additionally, we expect the percentage of total revenues derived from our largest customers to further decrease over time, as a result of continued expansion of our customer base.

If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Our gross margins have increased from 52% for 2005 to 60% for 2006 and to 63% for 2007, primarily due to more efficient utilization of our network hardware. We are seeking to achieve further economies of scale as we continue expanding our network infrastructure, resulting in a reduction over time of network operations costs as a percentage of total revenues, although improvements in future gross margins are not expected to occur at the same rate experienced from 2005 through 2007.

During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources. During 2007, we leased equipment under operating leases with total future minimum lease payments of approximately $10.9 million. We expect equipment acquired under operating leases to continue to increase in 2008 in absolute dollars. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.

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

We have also experienced, and expect to continue to experience rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 305 at December 31, 2005 to 713 at December 31, 2007. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of personnel from our acquisitions completed in 2007 and during the first quarter of 2008, along with any future acquisitions.

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

We expect research and development expenses to continue to increase in absolute dollars as we continue to enhance our existing services and to expand our available service offerings. We also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the Touch Clarity, Offermatica and Visual Sciences acquisitions.

We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business and operate as a public company.

We expect stock-based compensation expenses to continue to increase in absolute dollars primarily due to the stock awards granted during 2007 and stock awards we expect to grant during 2008. Since the first quarter of 2006, we have recorded stock-based compensation expense under the provisions of SFAS No. 123R based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At December 31, 2007, there was $52.5 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $5.1 million of total unrecognized compensation cost related to unvested restricted stock units. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and restricted stock units expected to vest and will be recognized over a weighted-average period of 3.2 years and 1.8 years, respectively.

During 2007, we completed the acquisitions of Instadia, Touch Clarity and Offermatica and in the first quarter of 2008 we completed the acquisition of Visual Sciences. In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.

At December 31, 2007, we had approximately $82.0 million in net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2020, and approximately $1.4 million in federal tax credit carryforwards, which will begin to expire in 2019. We intend to utilize any carryforwards available to us to reduce our future tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized. Despite the potential availability of these net operating loss carryforwards, we expect our income tax expense to increase in absolute dollars, primarily due to income taxes in the foreign jurisdictions in which we operate and because we will likely be subject to alternative minimum tax for federal income tax purposes.

Results of Operations

The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2005	2006	2007

Revenues:
Subscription	96%	94%	92%
Professional services and other	4	6	8

Total revenues	100	100	100
Cost of revenues:
Subscription	43	36	32
Professional services and other	5	4	5

Total cost of revenues	48	40	37

Gross profit	52	60	63
Operating expenses:
Sales and marketing	57	44	43
Research and development	15	11	12
General and administrative	15	15	17
Litigation settlement	6	—	—

Total operating expenses	93	70	72

Loss from operations	(41)	(10)	(9)
Interest income	1	2	4
Interest expense	(1)	(2)	(1)
Other expense, net	—	—	—

Loss before provision for income taxes	(41)	(10)	(6)
Provision for income taxes	—	—	—

Net loss	(41)%	(10)%	(7)%

Years Ended December 31, 2005, 2006 and 2007

Revenues

	Year Ended December 31,			% Change
	2005	2006	2007	2005 vs. 2006	2006 vs. 2007
	(In thousands)

Subscription	$41,066	$74,580	$132,010	82%	77%
Professional services and other	1,738	5,169	11,117	197	115

Total revenues	$42,804	$79,749	$143,127	86	79

Subscription revenues increased $57.4 million from 2006 to 2007 and $33.5 million from 2005 to 2006, primarily due to the growth in the number of customers for our subscription services and greater revenues from existing customers as they increased the number of transactions from which we captured data. Professional services and other revenues increased $5.9 million from 2006 to 2007 and $3.4 million from 2005 to 2006, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services and additional staffing in these areas to support increased customer demand.

The following table sets forth revenues from customers within and outside the United States (in thousands):

	Year Ended December 31,
	2005	2006	2007

Revenues from customers within the United States	$38,108	$66,468	$106,258
Revenues from customers outside the United States.	4,696	13,281	36,869

Total revenues	$42,804	$79,749	$143,127

Revenues from customers outside the United States as a percentage of total revenues	11%	17%	26%

Revenues from customers outside of the United States grew from 11% of total revenues in 2005 to 17% of total revenues in 2006 and to 26% of total revenues in 2007, as a result of our ongoing efforts to expand the size of our sales force and the number of locations outside of the United States where we conduct business and our international selling and marketing activities. No single foreign country accounted for more than 10% of total revenues in 2005, 2006 and 2007.

America Online and certain of its affiliated entities, collectively, accounted for 11% of total revenues during 2005 and 2006. No other customer accounted for more than 10% of total revenues during 2005 and 2006 and no customer accounted for more than 10% of total revenues during 2007. Our agreement with America Online has a one-year term and is renewable annually until 2012. Our agreements with the entities affiliated with America Online have varying durations of approximately one to two years from the date that we entered into these agreements and are generally renewable annually.

Cost of Revenues

	Year Ended December 31,			% Change
	2005	2006	2007	2005 vs. 2006	2006 vs. 2007
	(In thousands)

Subscription	$18,496	$28,827	$46,411	56%	61%
Professional services and other	1,963	2,999	6,953	53	132

Total cost of revenues	$20,459	$31,826	$53,364	56	68

The following table sets forth our cost of revenues as a percent of related revenues:

	Year Ended December 31,
	2005	2006	2007

Subscription	45%	39%	35%
Professional services and other	113	58	63

Cost of subscription revenues increased $17.6 million from 2006 to 2007, primarily due to a $5.6 million increase in employee salaries and benefits and related costs, a $4.6 million increase in co-location costs associated with housing and operating network hardware and a $2.1 million increase in depreciation related to additional investment in our network infrastructure hardware, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase was also partially due to $2.5 million in amortization of the intangible assets acquired in the Instadia, Touch Clarity and Offermatica acquisitions and a $1.3 million increase in stock-based compensation. Cost of subscription revenues increased $10.3 million from 2005 to 2006, primarily due to a $4.6 million increase in depreciation related to purchases of network infrastructure equipment, a $4.2 million increase in data center costs and a $1.7 million increase in employee salaries and benefits and related costs, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. These increases were partially offset by a $0.7 million decrease in 2006 expenses related to the patent license with NetRatings.

Gross margin associated with subscription revenues was 55% in 2005, 61% in 2006 and 65% in 2007. The increases in gross margin for subscription revenues during these periods were primarily the result of more efficient utilization of our network infrastructure.

Cost of professional services and other revenues increased $4.0 million from 2006 to 2007 and $1.0 million from 2005 to 2006, primarily due to increased headcount and related costs to meet customer demand for consulting and training services.

Gross margin associated with professional services decreased from 42% in 2006 to 37% in 2007, primarily due to the hiring of professional services personnel to support the continued growth in our customer base who were not immediately fully utilized and the timing of revenue recognition on professional services engagements. Gross margin associated with professional services increased from (13%) in 2005 to 42% in 2006, primarily due to increased productivity of professional services personnel in 2006, particularly those professional services personnel hired during 2005.

Operating Expenses

	Year Ended December 31,			% Change
	2005	2006	2007	2005 vs. 2006	2006 vs. 2007
	(In thousands)

Sales and marketing	$24,259	$35,227	$61,610	45%	75%
Research and development	6,647	8,732	17,257	31	98
General and administrative	6,220	12,107	24,218	95	100
Litigation settlement	2,604	—	—	(100)	—

Total operating expenses	$39,730	$56,066	$103,085	41	84

Sales and Marketing

Sales and marketing expenses increased $26.4 million from 2006 to 2007, primarily due to an $11.3 million increase in employee salaries and benefits and related costs, a $4.0 million increase in commission costs due to increased staffing and revenues, a $4.0 million increase in stock-based compensation expense, a $2.8 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summits and a $2.2 million increase in travel-related costs, principally resulting from increased staffing.

Sales and marketing expenses increased $11.0 million from 2005 to 2006, primarily due to a $6.2 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing. The increase was also due to a $4.1 million increase in commission costs primarily due to increased revenues and a $0.8 million increase in stock-based compensation expense.

Our sales and marketing employee headcount increased in 2005, 2006 and 2007 primarily because of the hiring of additional sales personnel to focus on adding new customers and expanding into new geographic regions. We also expanded our sales and marketing employee headcount in 2007 due to our acquisitions completed during 2007.

Research and Development

Research and development expenses increased $8.5 million from 2006 to 2007 primarily due to increases in salaries and benefits and related costs of $5.5 million resulting from an increase in staffing, including the Instadia and Touch Clarity acquisitions and a $2.1 million increase in stock-based compensation.

Research and development expenses increased $2.1 million from 2005 to 2006, primarily due to a $1.6 million increase in salaries and benefits and related costs and a $0.3 million increase for stock-based compensation.

General and Administrative

General and administrative expenses increased $12.1 million from 2006 to 2007, primarily due to a $4.8 million increase in employee salaries and benefits and related costs and a $0.7 million increase in recruiting expenses, principally resulting from increased staffing. The increase was also due to a $2.6 million increase in stock-based compensation expense and a $1.9 million increase in outside professional services costs to support the continued growth of our business, including our international expansion.

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

We increased our general and administrative employee headcount in 2005, 2006 and 2007 to support the continued growth of our business and the requirements of operating as a public company.

Litigation Settlement

In 2007 and 2006, there were no litigation settlement expenses. We recognized $2.6 million of litigation settlement expenses in 2005 resulting from the settlement and patent license agreement with NetRatings, which represents the net present value of the amount to be paid to NetRatings that is in excess of the estimated fair value of the patents licensed from NetRatings.

Stock-Based Compensation

Stock-based compensation expense has been classified as follows in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Cost of subscription revenues	$41	$203	$1,502
Cost of professional services and other revenues	6	54	430
Sales and marketing	156	993	4,982
Research and development	243	563	2,615
General and administrative	64	1,345	3,935

Total stock-based compensation	$510	$3,158	$13,464

Stock-based compensation expense increased $10.3 million from 2006 to 2007, primarily due to the additional stock-based compensation expense under SFAS No. 123R related to additional stock option grants.

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

Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Interest income	$599	$2,117	$5,816
Interest expense	(574)	(1,285)	(835)
Other expense, net	(66)	(219)	(554)

Interest income increased $3.7 million from 2006 to 2007 and $1.5 million from 2005 to 2006, in both cases primarily as a result of an increase in cash, cash equivalent and short-term investment balances.

Interest expense decreased $0.5 million from 2006 to 2007, primarily due to the reduction of imputed interest expense associated with the liability relating to the NetRatings settlement. Interest expense increased $0.7 million from 2005 to 2006, primarily due to $0.5 million of imputed interest expense associated with the liability relating to the NetRatings settlement and $0.4 million of increased interest on notes payable resulting from additional borrowings during 2006 under the equipment line of credit, partially offset by a $0.2 million decrease in interest expense related to capital leases.

Other expense, net increased $0.3 million from 2006 to 2007, primarily due to a $0.2 million realized loss on the foreign currency forward contract entered into in connection with the Instadia acquisition. Other expense increased $0.2 million from 2005 to 2006, primarily due to a $0.1 million unrealized loss on this same foreign currency forward contract.

Provision for Income Taxes

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Provision for income taxes	$15	$195	$534

The provision for income taxes increased by $0.3 million from 2006 to 2007, primarily due to U.S. federal alternative minimum tax incurred in 2007. The provision for income taxes increased by $0.2 million from 2005 to 2006, primarily due to increased state income taxes.

At December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $82.0 million and federal research and development tax credits of approximately $1.4 million. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized. At December 31, 2007, we also had approximately $16.4 million in net operating loss carryforwards in the United Kingdom, part or all of which may not be available to reduce our future taxable income in the United Kingdom should there be a change in the nature or conduct of our business in the United Kingdom within the three years subsequent to the date of our acquisition of Touch Clarity.

Liquidity and Capital Resources

At December 31, 2007, our principal sources of liquidity consisted of cash and cash equivalents of $77.8 million, short-term investments of $56.9 million, accounts receivable, net of $52.0 million, amounts available under our credit facilities of $17.5 million and our two master lease agreements.

During June 2007, we completed a common stock offering of 8.4 million shares of our common stock and received approximately $143.4 million in net proceeds after deducting underwriting discounts and commissions of $8.6 million and before deducting offering expenses of $1.2 million.

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

We generated $18.0 million of net cash from operating activities during 2007. This cash was primarily generated from a net loss of $9.4 million, adjusted for $33.9 million in non-cash depreciation, amortization and stock-based compensation expenses, a $16.2 million increase in payments received from customers in advance of when we recognized revenues, a $2.1 million increase in accounts payable and a $0.6 million increase in accrued and other liabilities. This increase in operating cash was partially offset by a $23.1 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers, along with the timing of payments from these customers and a $1.6 million increase in prepaid expenses and other assets. Allowances for accounts receivable increased by $2.7 million during 2007.

Investing Activities

Historically, our primary investing activities consisted of purchases of computer network equipment to accommodate the continued growth in customer transactions from which we capture data, furniture and equipment to support our operations and payments related to the acquisition of businesses and intellectual property.

In 2007, we completed the acquisitions of Instadia, Touch Clarity and Offermatica and in the first quarter of 2008 we completed the acquisition of Visual Sciences, with at least a portion of the consideration for each acquisition paid in the form of cash. We expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.

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

We used $151.6 million of net cash in investing activities during 2007. This use of cash primarily resulted from $144.0 million in purchases of short-term investments, $78.9 million paid for the acquisitions of Instadia, Touch Clarity and Offermatica, net of cash acquired, $12.0 million to purchase property and equipment and $4.5 million to purchase intangible assets. This cash used in investing activities was partially offset by sales of short-term investments of $48.2 million and maturities of short-term investments of $40.0 million.

Financing Activities

We generated $143.0 million of net cash from financing activities during 2007, primarily from the $142.2 million in net proceeds from our June 2007 common stock offering, $3.6 million in proceeds from the exercise of stock options and $2.8 million in proceeds from issuance of notes payable, partially offset by $6.1 million of principal payments on notes payable and capital lease obligations.

Other Factors Affecting Liquidity and Capital Resources

We amended our existing equipment line of credit in 2005, which provided for a revolving line of credit of up to $10.0 million. Interest on the revolving line of credit is payable monthly. At December 31, 2007, the outstanding principal balance under the revolving line was $0.5 million.

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

In August 2007, we entered into a third amendment to the equipment line of credit agreement. This third amendment increased the total equipment facility to $20.0 million, of which $9.6 million was previously advanced, and increased the revolving line of credit to $10.0 million. The first $3.0 million of borrowings under the revolving line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the revolving line of credit may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the revolving line of credit accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. This amendment modified or eliminated certain covenants in the prior loan amendments. We were in compliance with all financial covenants contained in the third amendment to the equipment line of credit agreement at December 31, 2007. At December 31, 2007, we had $6.5 million of net borrowings under the second equipment facility that mature at various dates in 2009 and 2011, with a weighted-average interest rate of 7.86%. At December 31, 2007, the $0.5 million outstanding under the revolving line of credit and the $2.4 million outstanding under the 2007 amendment of the equipment facility both accrued interest at a variable rate equal to the lender’s prime interest rate of 7.25%.

In February 2006, we entered into a settlement and patent license agreement with NetRatings. The agreement required us to make license payments totaling $14.0 million, all of which were paid as of December 31, 2007. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that, if we acquire other companies, we may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. In connection with our acquisitions completed in 2007, we elected to make additional license payments totaling $1.7 million, of which $0.9 million was paid during the first quarter of 2008.

In August 2007, Visual Sciences entered into a settlement and patent-license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, and the remaining $5.0 million of which must be paid by us in quarterly installments beginning on March 31, 2008.

On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, Inc. entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.3 million of which has been paid and the remaining $0.7 million of which must be paid on a yearly basis calculated based on revenue of Visual Sciences, LLC products for each year.

At February 22, 2008, we held approximately $21.5 million of municipal notes investments with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. These auction rate securities are classified as current assets in our consolidated financial statements. The recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Through February 22, 2008, auctions failed for $15.0 million of our auction rate securities, and there is no assurance that previously successful auctions on the other auction rate securities in our investment portfolio will enable us to liquidate our positions. As a result, our ability to liquidate and fully recover the carrying value of our investment in the near term may be limited or not exist. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to reclassify these securities as non-current or record an impairment charge on these investments, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.

Acquisition of Instadia A/S

In January 2007, we acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand Web analytics services, based in Copenhagen, Denmark, for a preliminary aggregate purchase price of approximately $14.3 million, which consisted of (1) total cash consideration of approximately $11.4 million, (2) restructuring charges of approximately $2.4 million, (3) acquisition-related costs and (4) a license payment to NetRatings related to the Instadia acquisition of approximately $0.3 million, which we elected to make in February 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The restructuring charges we recorded in conjunction with the acquisition related to severance payments and severance-related benefits associated with employee terminations and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. All restructuring charges were paid in 2007.

Acquisition of Touch Clarity Limited

In March 2007, we acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The preliminary aggregate purchase price was approximately $61.3 million, which consisted of (1) total cash consideration of approximately $29.5 million, (2) the issuance of approximately 0.8 million shares of our common stock valued at approximately $22.1 million, net of issuance costs, (3) the fair value of substituted options, (4) acquisition-related costs and (5) a license payment to NetRatings related to the Touch Clarity acquisition of approximately $0.5 million, which we elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings, in February 2006. The terms of the acquisition also provided for the payment of up to $3.0 million in additional consideration during the first fiscal quarter of 2008, contingent upon the achievement of certain milestones during 2007. Any contingent consideration paid by us would increase the aggregate purchase price and goodwill.

Acquisition of Offermatica Corporation

On December 13, 2007, we acquired all of the outstanding voting stock of Offermatica, an on-demand provider of A/B and multivariate testing solutions that enable companies to define and test the structure and other elements of their Web sites. The preliminary aggregate purchase price was approximately $60.4 million, which consisted of (1) initial cash consideration of approximately $33.6 million, (2) the issuance of approximately 1.0 million shares of our common stock valued at approximately $24.8 million, (3) acquisition-related costs and (4) a license payment to NetRatings of approximately $0.9 million related to the Offermatica acquisition, which we elected to make in January 2008 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.

Acquisition of Visual Sciences, Inc.

On January 17, 2008, we acquired all of the outstanding voting stock of Visual Sciences, a provider of on-demand Web analytics applications. Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock was converted into 0.49 of a share of our common stock and $2.39 in cash. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing were assumed by us and converted into options to purchase shares of our common stock, based on an option exchange ratio pursuant to the terms of the definitive agreement.

The preliminary aggregate purchase price was approximately $437.5 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.6 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs of approximately $4.3 million and (6) a license payment of approximately $2.3 million to NetRatings in accordance with the settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. We accounted for the restructuring charges in accordance with EITF, Issue No. 95-3. We expect to pay all restructuring charges related to the Visual Sciences acquisition by March 31, 2009.

We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. We will be required to pay up to an additional approximately $0.5 million in cash consideration as these restricted stock awards become vested.

For accounting purposes, we have not yet made a final determination of certain components of the Visual Sciences purchase price. Accordingly, the aggregate purchase price is still preliminary and subject to further adjustment as additional information becomes available to us. There can be no assurance that the final determination will not result in material changes from these preliminary amounts.

Off-balance Sheet Arrangements

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements other than operating leases for office space and certain computer equipment, which are described below.

We have entered into an operating lease related to our principal offices in Orem, Utah, with a lease term through March 2011. We have also entered into operating leases for certain computer equipment and for office space elsewhere in the U.S. and in various international locations.

During 2007, we entered into two master lease agreements with third-party financing sources. Under one of these leases, we acquired equipment with future minimum lease payments totaling $10.9 million. We accounted for the acquisition of this equipment as operating leases, in accordance with SFAS No. 13, Accounting for Leases. The rental payments and rental terms associated with individual acquisitions under the leases may vary depending on the nature of the equipment acquired. As a condition of one of these lease agreements, we must not allow our cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum of $10.0 million in cash would constitute an event of default as defined in the lease agreement.

Contractual Obligations and Commitments

Our future contractual obligations at December 31, 2007 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Operating lease obligations	$17,796	$6,627	$10,726	$443	$—
Capital lease obligations	460	279	181	—	—
Notes payable	7,355	4,407	2,290	658	—
Interest on notes payable	674	430	218	26	—

Total contractual obligations	$26,285	$11,743	$13,415	$1,127	$—

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

We believe that the assumptions and estimates associated with revenue recognition, allowances for accounts receivable, business combinations and impairment of long-lived and intangible assets, including goodwill, stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

We generally recognize professional services revenues when sold with subscription offerings (generally considered to be at the time of, or within 45 days of, sale of the subscription offering) over the term of the related subscription contract as these services are considered to be inseparable from the subscription service, and we have not yet established objective and reliable evidence of fair value for the undelivered element. We recognize revenues resulting from professional services sold separately from subscription services as these services are performed.

Although our subscription contracts are generally noncancelable, a limited number of customers have the right to cancel their contracts by providing prior written notice to us of their intent to cancel the remainder of the contract term. In the event that a customer cancels its contract, it is not entitled to a refund for prior services provided to them by us.

Allowances for Accounts Receivable

We record a sales allowance to provide for estimated future adjustments to receivables, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. We record provisions for sales allowances as a reduction to revenues. Specific provisions are made based on amendments or renewals associated with specific subscription service arrangements, which are expected to result in the issuance of customer credits. Additionally, provisions are made based on actual credits issued as a percentage of our historical revenues. We evaluate the estimate of sales allowances on a regular basis and adjust the amount reserved accordingly.

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

Business Combinations and Impairment of Long-lived and Intangible Assets, Including Goodwill

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

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

We recorded goodwill in conjunction with the Instadia, Touch Clarity and Offermatica acquisitions. We test goodwill for impairment at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets based on a single operating segment.

We amortize intangible assets on a straight-line basis over their estimated useful lives. We generally determine the estimated useful life of intangible assets based on the projected undiscounted cash flows associated with these intangible assets.

Stock-based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board or FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations, and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.5 million, $1.0 million and $1.0 million during 2005, 2006 and 2007, respectively.

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

We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•	Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. We use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering in 2006. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•	The expected term represents the period of time that awards granted are expected to be outstanding and is currently calculated as the average of the contractual term and the vesting period. With the passage of time, actual behavioral patterns surrounding the expected term will replace the current methodology. An increase in the expected term would result in an increase to our stock-based compensation expense.

•	The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. An increase in the risk-free interest rate would result in an increase to our stock-based compensation expense.

At December 31, 2007, there was $52.5 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $5.1 million of total unrecognized compensation cost related to unvested restricted stock units. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and restricted stock units expected to vest and will be recognized over a weighted-average period of 3.2 years and 1.8 years, respectively.

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

Income Taxes

In July, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. We have not incurred a material amount of interest or penalties through December 31, 2007. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We also do not anticipate any events which could cause a change to these uncertainties. We are subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2003 to 2007 remain open in various taxing jurisdictions.

Our effective tax rates are primarily affected by the amount of our taxable income or losses in the various taxing jurisdictions in which we operate, the amount of federal and state net operating losses and tax credits, the extent to which we can utilize these net operating loss carryforwards and tax credits and certain benefits related to stock option activity.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for us beginning in the first fiscal quarter of fiscal year 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements if and when we complete a business acquisition on or after adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Japanese yen and Swedish krona.

Because the cash consideration associated with the acquisition of Instadia was denominated in Danish krone, we entered into a foreign currency forward exchange contract with a financial institution to protect against currency exchange risk associated with this transaction. This forward contract was not designated as an accounting hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon the settlement of this foreign currency forward exchange contract in January 2007, we recognized a realized loss of $0.3 million in our consolidated statement of operations, of which $0.1 million was recognized as a loss in the year ended December 31, 2006 and the remaining $0.2 million was recognized in 2007.

As our international operations continue to grow, we may choose to increase our use of foreign currency forward contracts, and we may choose to use option contracts to manage currency exposures.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $77.8 million and short-term investments totaling $56.9 million at December 31, 2007. The cash and cash equivalents were invested primarily in money market funds and high-quality commercial paper with original maturities of less than 90 days. Of these short-term investments, $42.0 million were invested in auction rate securities with the balance primarily in high-quality commercial paper and government agency securities with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.

ITEM 8.	Financial Statement and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K, or the Evaluation Date. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management believes that our internal control over financial reporting was effective at December 31, 2007.

Our management’s evaluation excluded Offermatica, which we acquired on December 13, 2007. At December 31, 2007, Offermatica had $4.3 million and $1.7 million of total assets and net assets, respectively. For the year ended December 31, 2007, our statement of operations included total revenues related to Offermatica of

$0.5 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Ernst & Young LLP, an independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Omniture, Inc.

We have audited Omniture, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omniture, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Offermatica Corporation, which is included in the 2007 consolidated financial statements of Omniture, Inc. and represented $4.3 million and $1.7 million of total assets and net assets, respectively, as of December 31, 2007 and $0.5 million of revenues for the year then ended. Offermatica Corporation was acquired by Omniture, Inc. during 2007. Our audit of internal control over financial reporting of Omniture, Inc. also did not include an evaluation of the internal control over financial reporting of Offermatica Corporation.

In our opinion, Omniture, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omniture, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Salt Lake City, Utah
February 25, 2008

(c)	Changes in internal control over financial reporting

Since the beginning of 2006, we have invested significant resources to assess our system of internal controls. As part of this assessment we identified areas of our internal controls requiring improvement, and have designed and implemented enhanced processes and controls to address issues identified through this assessment. Areas for improvement included streamlining our billing and collection processes, further limiting internal access to certain data systems, enhancing the review and approval of company expenditures and continuing to improve coordination across the various business functions in our company.

(d)	Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	Other Information

On January 8, 2008, we entered into an office lease with Brannan Propco, LLC, which expires in 2013, pursuant to which we lease 35,000 square feet of office space in San Francisco, California for sales, development and professional services personnel. This description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the lease, which is attached hereto as Exhibit 10.19 and is incorporated herein by reference

John R. Pestana stepped down as Chairman of our Board of Directors, effective as of February 27, 2008. Mr. Pestana will continue to serve as a member of the Board of Directors. Our Board of Directors appointed D. Fraser Bullock, a current member of our Board of Directors, as the new Chairman of the Board of Directors, effective as of February 27, 2008.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007. Certain information required by this item concerning our executive officers and directors is set forth in Part I of this Annual Report on Form 10-K in “Business — Executive Officers and Directors.”

ITEM 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. All Financial Statements:

The following financial statements are filed as part of this Annual Report on Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets as of December 31, 2006 and 2007;
Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007;
Consolidated Statements of Convertible Preferred Stock and Stockholder’s (Deficit) Equity for the years ended December 31, 2005, 2006 and 2007;
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007;
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted as the required information is either inapplicable or it is presented in the consolidated financial statements and notes thereto.

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

			Incorporated by Reference
Exhibit					Exhibit		Filed	Furnished
No.		Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith

2.1		Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007
2.2		Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007
2.3		Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007
2.4		Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative					X
3.1		Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2		Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007
4.1		Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006
4.2		Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006
4	.3A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement, dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006
4	.3B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

4	.3C	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1		August 21, 2007
4.4		Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1		February 20, 2007
10	.1*	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1		May 24, 2006
10	.2A*	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10	.2A	April 4, 2006
10	.2B*	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10	.2B	April 4, 2006
10	.2C*	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10	.2C	June 9, 2006
10	.3A*	2006 Equity Incentive Plan of Registrant	10-K	000-52076	10	.3A	March 23, 2007
10	.3B*	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10	.3B	March 23, 2007
10	.3C*	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3		May 15, 2007
10	.3D*	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10	.3D	November 9, 2007
10	.3E*	Form of Restricted Stock Unit Award Agreement — Non-U.S. Participants used under the 2006 Equity Incentive Plan						X
10	.4A*	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10	.4A	April 4, 2006
10	.4B*	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10	.4B	April 4, 2006
10.5		WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan						X
10.6		WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement						X
10	.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan						X
10.7		Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement						X

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

10.8		WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement						X
10	.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9		February 1, 2008
10	.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10		February 1, 2008
10	.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11		February 1, 2008
10	.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12		February 1, 2008
10	.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13		February 1, 2008
10	.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14		February 1, 2008
10.11		The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5		March 16, 2007
10.12		Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6		March 16, 2007
10.13		Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7		March 16, 2007
10.14		Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8		March 16, 2007
10	.15*	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5		June 22, 2006
10	.16*	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3		May 15, 2007
10	.17*	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7		April 4, 2006
10	.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10	.8A	April 4, 2006
10	.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10	.8B	April 4, 2006

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

10	.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10	.8C	April 4, 2006
10	.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10	.8D	April 4, 2006
10	.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10	.8D	April 4, 2006
10	.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10	.8F	April 4, 2006
10	.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008						X
10	.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008						X
10.19		Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008						X
10	.20**	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9		April 4, 2006
10.21		NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10		May 8, 2006
10	.22*	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12		June 22, 2006

Incorporated by Reference
Exhibit					Exhibit		Filed	Furnished
No.		Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith

10	.23*	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor	S-1	333-132987	10.14	June 22, 2006
10	.24*	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006
10.25		Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007
10	.26**	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.					X
10	.27**	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation					X
10	.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.					X
10	.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.					X
10	.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)					X
10	.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.					X
10	.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.					X
10	.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSideStory, Inc. and RF Magic, Inc.					X
10	.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc., (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.					X
21.1		List of Subsidiaries of the Registrant					X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or named executive officer of the Registrant participates.

**	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNITURE, INC.
(Registrant)

By:	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer

Date: February 28, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joshua G. James, Michael S. Herring and Shawn J. Lindquist, and each of them, as his/her true and lawful attorney-in-fact and agent with full power of substitution, for him/her in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Name and Signature	Title	Date

/s/ Joshua G. James Joshua G. James	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Michael S. Herring Michael S. Herring	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 28, 2008

/s/ D. Fraser Bullock D. Fraser Bullock	Director	February 28, 2008

/s/ Gregory S. Butterfield Gregory S. Butterfield	Director	February 28, 2008

/s/ Dana L. Evan Dana L. Evan	Director	February 28, 2008

/s/ Mark P. Gorenberg Mark P. Gorenberg	Director	February 28, 2008

/s/ Rory T. O’Driscoll Rory T. O’Driscoll	Director	February 28, 2008

/s/ John R. Pestana John R. Pestana	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Omniture, Inc.

We have audited the accompanying consolidated balance sheets of Omniture, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omniture, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, Omniture, Inc. changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards, No. 123(R),“Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omniture, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Salt Lake City, Utah
February 25, 2008

OMNITURE, INC.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2006	2007

Assets:
Current assets:
Cash and cash equivalents	$68,287	$77,765
Short-term investments	—	56,924
Accounts receivable, net of allowances of $2,039 and $4,730 at December 31, 2006 and 2007, respectively	24,126	51,971
Prepaid expenses and other current assets	1,571	3,663

Total current assets	93,984	190,323
Property and equipment, net	31,128	31,214
Intangible assets, net	9,796	50,769
Goodwill	—	94,960
Other assets	302	3,457

Total assets	$135,210	$370,723

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,586	$6,470
Accrued liabilities	11,435	17,126
Current portion of deferred revenues	21,885	42,041
Current portion of notes payable	5,997	4,407
Current portion of capital lease obligations	53	246

Total current liabilities	41,956	70,290
Deferred revenues, less current portion	2,170	1,815
Notes payable, less current portion	4,117	2,948
Capital lease obligations, less current portion	24	173
Other liabilities	518	4,422
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2006 and 2007; 47,385,901 and 60,636,685 shares issued and outstanding at December 31, 2006 and 2007, respectively	47	61
Additional paid-in capital	127,380	340,424
Deferred stock-based compensation	(2,172)	(1,182)
Accumulated other comprehensive income	9	40
Accumulated deficit	(38,839)	(48,268)

Total stockholders’ equity	86,425	291,075

Total liabilities and stockholders’ equity	$135,210	$370,723

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007

Revenues:
Subscription	$41,066	$74,580	$132,010
Professional services and other	1,738	5,169	11,117

Total revenues	42,804	79,749	143,127
Cost of revenues:
Subscription	18,496	28,827	46,411
Professional services and other	1,963	2,999	6,953

Total cost of revenues	20,459	31,826	53,364

Gross profit	22,345	47,923	89,763
Operating expenses:
Sales and marketing	24,259	35,227	61,610
Research and development	6,647	8,732	17,257
General and administrative	6,220	12,107	24,218
Litigation settlement	2,604	—	—

Total operating expenses	39,730	56,066	103,085

Loss from operations	(17,385)	(8,143)	(13,322)
Interest income	599	2,117	5,816
Interest expense	(574)	(1,285)	(835)
Other expense, net	(66)	(219)	(554)

Loss before provision for income taxes	(17,426)	(7,530)	(8,895)
Provision for income taxes	15	195	534

Net loss	$(17,441)	$(7,725)	$(9,429)

Net loss per share, basic and diluted	$(1.27)	$(0.25)	$(0.18)
Weighted-average number of shares, basic and diluted	13,694	30,332	53,710

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’
(Deficit) Equity
(In thousands, except share data)

			Stockholders’ (Deficit) Equity
							Accumulated
	Convertible				Additional	Deferred	Other		Total	Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Loss	(Deficit) Equity
Balance at January 1, 2005	13,932,762	$22,770	13,312,021	$13	$247	$—	$—	$(13,673)	$(13,673)	$(13,413)
Deferred compensation related to issuance of stock options, net of forfeitures	—	—	—	—	3,780	(3,780)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	510	—	—	—	510
Exercise of stock options	—	—	419,364	1	55	—	—	—	—	56
Vesting of common shares subject to repurchase	—	—	187,500	—	22	—	—	—	—	22
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $248	7,740,834	39,752	—	—	—	—	—	—	—	—
Revaluation and cancellation of convertible preferred stock warrants (166,708 shares)	—	(640)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(17,441)	(17,441)	(17,441)

Balance at December 31, 2005	21,673,596	61,882	13,918,885	14	4,104	(3,270)	—	(31,114)	(31,114)	(30,266)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(114)	1,098	—	—	—	984
Exercise of stock options	—	—	982,006	1	132	—	—	—	—	133
Vesting of common shares subject to repurchase	—	—	363,373	—	44	—	—	—	—	44
Stock-based compensation	—	—	—	—	1,948	—	—	—	—	1,948
Accelerated vesting of employee stock options	—	—	—	—	224	—	—	—	—	224
Issuance of common stock in exchange for services	—	—	250	—	2	—	—	—	—	2
Revaluation and cancellation of convertible preferred stock warrants (134,939 shares)	—	(44)	—	—	—	—	—	—	—	—
Exercise of Series B-2 convertible preferred stock warrants	142,791	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	10,305,000	10	59,224	—	—	—	—	59,234
Conversion of convertible preferred stock into common	(21,816,387)	(61,838)	21,816,387	22	61,816	—	—	—	—	61,838
Foreign currency translation adjustment	—	—	—	—	—	—	9	—	9	9
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,725)	(7,725)	(7,725)

Comprehensive loss	—	—	—	—	—	—	—	—	(7,716)	—

Balance at December 31, 2006	—	—	47,385,901	47	127,380	(2,172)	9	(38,839)	(38,830)	86,425
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(38)	990	—	—	—	952
Exercise of stock options	—	—	2,261,130	2	3,596	—	—	—	—	3,598
Vesting of common shares subject to repurchase	—	—	703,029	1	85	—	—	—	—	86
Stock-based compensation	—	—	—	—	12,512	—	—	—	—	12,512
Purchases under employee stock purchase plan	—	—	11,014	—	194	—	—	—	—	194
Exercise of common stock warrants	—	—	41,671	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	8,376,250	9	142,224	—	—	—	—	142,233
Issuance of common stock to former Touch Clarity shareholders, net of issuance costs	—	—	836,609	1	22,085	—	—	—	—	22,086
Issuance of common stock to former Offermatica shareholders	—	—	1,021,081	1	24,770	—	—	—	—	24,771
Estimated fair value of stock options substituted in connection with the acquisition of Touch Clarity	—	—	—	—	7,322	—	—	—	—	7,322
Income tax benefit of stock option exercises	—	—	—	—	294	—	—	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	40	—	40	40
Unrealized loss on available for sale securities	—	—	—	—	—	—	(9)	—	(9)	(9)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(9,429)	(9,429)	(9,429)

Comprehensive loss	—	—	—	—	—	—	—	—	(9,398)	—

Balance at December 31, 2007	—	$—	60,636,685	$61	$340,424	$(1,182)	$40	$(48,268)	$(48,228)	$291,075

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year Ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net loss	$(17,441)	$(7,725)	$(9,429)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,377	13,032	20,386
Stock-based compensation	510	3,158	13,464
Loss on foreign currency forward contract	—	—	243
Loss on disposal of property and equipment	5	—	16
Amortization of premiums and discounts on short-term investments	—	—	(962)
Patent license and litigation settlement costs	4,514	—	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,444)	(11,801)	(23,121)
Prepaid expenses and other assets	60	(1,010)	(1,599)
Accounts payable	(101)	(1,495)	2,145
Accrued and other liabilities	2,047	(1,228)	617
Deferred revenues	5,684	10,804	16,245

Net cash (used in) provided by operating activities	(4,789)	3,735	18,005

Cash flows from investing activities:
Purchases of short-term investments	—	—	(144,019)
Proceeds from sales of short-term investments	—	—	48,150
Proceeds from maturities of short-term investments	—	—	40,000
Purchases of property and equipment	(18,852)	(14,934)	(11,975)
Purchases of intangible assets	—	(6,380)	(4,545)
Payment related to loss on foreign currency forward contract	—	—	(337)
Business acquisitions, net of cash acquired	—	—	(78,882)

Net cash used in investing activities	(18,852)	(21,314)	(151,608)

Cash flows from financing activities:
Proceeds from exercise of stock options	194	237	3,606
Proceeds from issuance of convertible preferred stock, net of issuance costs	39,752	—	—
Proceeds from employee stock purchase plan	—	—	194
Proceeds from issuance of common stock, net of issuance costs	—	59,234	142,233
Income tax benefit of stock option exercises	—	—	294
Proceeds from issuance of notes payable	500	9,608	2,761
Principal payments on notes payable and capital lease obligations	(3,536)	(5,409)	(6,129)

Net cash provided by financing activities	36,910	63,670	142,959
Effect of exchange rate changes on cash and cash equivalents	—	—	122

Net increase in cash and cash equivalents	13,269	46,091	9,478
Cash and cash equivalents at beginning of period	8,927	22,196	68,287

Cash and cash equivalents at end of period	$22,196	$68,287	$77,765

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock and stock options for business acquisitions	$—	$—	$54,337
Conversion of convertible preferred stock into common	—	61,838	—
Assets acquired under capital leases	—	—	152
Revaluation and cancellation of convertible preferred stock warrants (166,708 and 134,939 shares in the years ended December 31, 2005 and 2006, respectively)	640	44	—
Vesting of common shares subject to repurchase	22	44	86
Acquisition of patent licenses	8,800	—	—
Unpaid acquisition related expenses for Offermatica and Visual Sciences	—	—	1,798
Unrealized gain on short-term investments	—	—	(11)

See accompanying notes to the consolidated financial statements.

Omniture, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Omniture, Inc. (the “Company”) was incorporated in Delaware in August 1999, and has its principal offices located in Orem, Utah. The Company began providing its enterprise on-demand online business optimization services in February 2001. The Company is a leading provider of online business optimization services, which customers use to manage and enhance online, offline and multi-channel business initiatives. The Company’s online business optimization platform, which is hosted and delivered to customers on-demand, consists of Omniture SiteCatalyst, the Company’s flagship service, Omniture DataWarehouse, Omniture Discover OnDemand, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch and Omniture Publish services and Omniture Discover OnPremise software.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Acquisitions

As discussed in Note 2, the Company acquired Instadia A/S (“Instadia”), Touch Clarity Limited (“Touch Clarity”) and Offermatica Corporation (“Offermatica”) during the year ended December 31, 2007. The consolidated financial statements include each of the acquired company’s results of operations since its respective date of acquisition.

Segments

The Company operates in one business segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates made by management include the determination of the fair value of stock awards issued, allowances for accounts receivable and the assessment for impairment of long-lived assets. The Company also uses estimates in determining the remaining economic lives and fair values of purchased intangible assets and property and equipment related to business acquisitions.

Common Stock Offerings

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company derives its revenues from two primary sources: (1) subscription fees from customers implementing and utilizing the Company’s on-demand online business optimization services; and (2) related professional and other services, consisting primarily of consulting and training. Because the Company provides its applications as services, it follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:

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

Although the Company’s subscription contracts are generally noncancelable, a limited number of customers have the right to cancel their contracts by providing prior written notice to the Company of their intent to cancel the remainder of the contract term. In the event a customer cancels its contract, it is not entitled to a refund for prior services provided to it by the Company.

Deferred Revenues

Deferred revenues consist of billings or payments received in advance of revenue recognition for the Company’s subscription and professional services described above and the Company recognizes them as revenue only when the revenue recognition criteria are met.

Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash on deposit with banks, money market funds and highly liquid debt securities with an original maturity of 90 days or less. Short-term investments include debt securities with an original maturity greater than 90 days and auction rate securities. The Company classifies its investments in debt securities as available-for-sale and realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses on available-for-sale securities are recorded to other comprehensive income, a component of stockholders’ (deficit) equity. Interest on securities classified as available-for-sale is included as a component of interest income.

Concentrations of Credit Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and trade accounts receivable. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

limits. The Company’s available-for-sale securities are investment grade and the Company’s investment policy requires diversification of the portfolio in order to limit the potential credit risk exposure. The Company is exposed to credit risks in the event of default by the issuers of the available-for-sale securities. Collateral is not required for accounts receivable; however, the Company regularly evaluates customers’ financial condition and creditworthiness.

No customer accounted for 5% or greater of accounts receivable at December 31, 2006 and 2007. America Online and certain of its affiliated entities, collectively, accounted for 11% of total revenues during the years ended December 31, 2005 and 2006. No other customer accounted for more than 10% of total revenues during the years ended December 31, 2005 and 2006 and no customer accounted for more than 10% of total revenues during the year ended December 31, 2007.

At December 31, 2006 and 2007, tangible assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues during the years ended December 31, 2005, 2006 and 2007. Subscription revenues accounted for 96% of total revenues in 2005, 94% of total revenues in 2006 and 92% of total revenues in 2007.

The following table sets forth revenues from customers within and outside the United States (in thousands):

	Year Ended December 31,
	2005	2006	2007

Revenues from customers within the United States	$38,108	$66,468	$106,258
Revenues from customers outside the United States	4,696	13,281	36,869

Total revenues	$42,804	$79,749	$143,127

Revenues from customers outside the United States as a percentage of total revenues	11%	17%	26%

Service Provider Concentration

All of the Company’s servers containing customer data are located in third-party data center facilities in California; Texas; Massachusetts; Copenhagen, Denmark and London, England. The Company does not control the operation of these facilities and is vulnerable to damage or interruption in the event any of these third-party, co-location facilities fail.

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The changes in the Company’s allowances for accounts receivable were as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Sales allowance:
Balance at beginning of period	$261	$835	$1,305
Provision	2,412	3,671	5,881
Write-offs	(1,838)	(3,201)	(4,015)

Balance at end of period	$835	$1,305	$3,171

	Year Ended December 31,
	2005	2006	2007

Bad debt allowance:
Balance at beginning of period	$66	$127	$734
Provision	77	650	1,102
Write-offs	(16)	(43)	(277)

Balance at end of period	$127	$734	$1,559

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

The Company recorded goodwill in conjunction with its acquisitions of Instadia, Touch Clarity and Offermatica (see Note 2). It will review goodwill for impairment, at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, based on a single operating unit.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Hong Kong dollar, Japanese yen and Swedish krona.

The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ (deficit) equity. Net foreign currency losses are included in other expense, net in the accompanying consolidated statements of operations and were approximately $60,000, $219,000, and $480,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

At December 31, 2006, the Company held a foreign currency forward exchange contract with a financial institution to protect against currency exchange risk associated with the acquisition of Instadia (see Note 2). This forward contract was not designated as an accounting hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon the settlement of this foreign currency forward exchange contract, in January 2007, the Company recognized a realized loss of $337,000 in its consolidated statement of operations, of which $94,000 was recognized as an unrealized loss in the year ended December 31, 2006 and the remaining $243,000 was recognized during the year ended December 31, 2007.

Fair Value of Financial Instruments

The fair values of cash equivalents invested in money market funds, available-for-sale securities and the foreign currency forward exchange contract related to the acquisition of Instadia were determined based on quoted market rates.

Software Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, and EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. EITF Issue No. 00-2 sets forth the accounting for Web site development costs based on the Web site development activity. EITF Issue No. 00-3 sets forth the accounting for software in a hosting arrangement. The Company follows the guidance set forth in Statement of Position (“SOP”) No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand online business optimization software, and other software the Company develops for internal use. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software’s estimated useful life.

Commissions

The Company records sales commissions when the commissions are earned, which is generally when the corresponding revenue has been recognized or at the time of collection of the customer account receivable. Commissions paid to sales personnel are not recoverable in the event the customer terminates service. Commission expense was $4,140,000, $8,241,000 and $12,195,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Leases

The Company leases its facilities and a portion of its network infrastructure equipment under operating leases, and accounts for those leases in accordance with SFAS No. 13, Accounting for Leases. For facility leases that contain rent escalation or rent concession provisions, the Company records the total rent payable during the lease

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets.

Advertising

The Company expenses advertising as incurred.  Advertising expense was $510,000, $308,000 and $1,969,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled on or after the effective date. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (1) the grant-date fair value of stock option awards granted or modified on or after January 1, 2006; and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic-value method as previously permitted under APB Opinion No. 25. Results for prior periods have not been restated.

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Company’s consolidated statements of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. Changes in ownership will limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income (see Note 6).

In July 2006, the Financial Accounting Standards Board (“FASB”), issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on its financial statements. The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. The Company had not incurred any interest or penalties as of December 31, 2007 and does not anticipate any significant change within 12 months of this reporting date related to uncertain tax positions. The Company does not anticipate any events which could cause the change to these uncertainties. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.

Historically, the Company’s tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. At December 31, 2006 and 2007, there were no material unrecognized tax benefits. Any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance which fully offsets these tax benefits. For the years ended December 31, 2005, 2006 and 2007, the Company did not recognize any interest and penalties related to income taxes, and the Company does not currently accrue for interest and penalties.

Net Loss Per Share

The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Year Ended December 31,
	2005	2006	2007

Numerator:
Net loss	$(17,441)	$(7,725)	$(9,429)

Denominator:
Weighted-average common shares outstanding	14,362	31,134	54,375
Weighted-average common shares outstanding subject to repurchase	(668)	(802)	(665)

Denominator for net loss per share, basic and diluted	13,694	30,332	53,710

The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Year Ended December 31,
	2005	2006	2007

Common shares outstanding subject to repurchase	668	784	657
Employee stock awards	5,178	5,110	5,589
Warrants	418	374	241
Convertible preferred stock	18,152	11,016	—

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in the first fiscal quarter of fiscal year 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company expects the adoption of SFAS No. 141R to have a material impact on the Company’s consolidated financial statements if and when the Company completes a business acquisition on or after the adoption date of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

2.	Acquisitions

Instadia A/S

On January 18, 2007, the Company acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand Web analytics services based in Copenhagen, Denmark. The Company purchased Instadia to acquire its existing customer base, key personnel and technology. The preliminary aggregate purchase price was approximately $14,349,000, which consisted of (1) total cash consideration of approximately $11,436,000, (2) restructuring charges of approximately $2,433,000, (3) acquisition-related costs and (4) a license payment to NetRatings Inc. (“NetRatings”) related to the Instadia acquisition of approximately $319,000, which the Company elected to make in February 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The results of operations of Instadia are included in the Company’s results of operations from the acquisition date.

The restructuring charges recorded in conjunction with the acquisition related to severance payments and severance-related benefits associated with the termination of nine former Instadia employees, primarily in the research and development and administrative functions, and the cost to terminate an existing Instadia contractual obligation. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, all of which were paid prior to December 31, 2007.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the allocation of the preliminary aggregate purchase price for Instadia and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,033
Property and equipment	193
Other assets	73
Acquired intangibles:
Existing technology (four-year estimated useful life)	600
Customer contracts and related relationships (seven-year estimated useful life)	4,400
Non-compete agreements (two-year estimated useful life)	600
Patent license (five-year estimated useful life)	148
Goodwill	10,814

Total assets acquired	18,861
Current liabilities	3,378
Long-term liabilities	1,134

Total liabilities assumed	4,512

Net assets acquired	$14,349

Except for deferred revenues, the Instadia tangible assets and liabilities assumed by the Company were valued at their respective carrying amounts at the acquisition date, as the Company believes these amounts approximated their current fair value. Deferred revenues were reduced to their estimated fair value, which represented an amount equivalent to the estimated costs of fulfilling the remaining contractual obligations associated with these deferred revenues. In total, the Instadia acquired intangible assets had a weighted-average estimated useful life of 6.1 years. The amount recorded as goodwill is not deductible for income tax purposes.

Because the cash consideration associated with the acquisition was denominated in Danish krone, in December 2006, the Company entered into a foreign currency forward exchange contract with a financial institution to protect against currency exchange rate risk associated with this transaction. Upon the settlement of this foreign currency forward exchange contract, in January 2007, the Company recognized a realized loss of $337,000 in its consolidated statement of operations, of which $94,000 was recognized as an unrealized loss in the year ended December 31, 2006 and the remaining $243,000 was recognized during the year ended December 31, 2007.

The determination of the final purchase price is subject to potential adjustments related to income taxes, which could impact the purchase price allocation reflected above. The Company does not expect any changes to the purchase price allocation to materially increase or decrease depreciation and amortization expense, but they may have a material effect on the amount of recorded goodwill.

Touch Clarity Limited

On March 1, 2007, the Company acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise, on-demand, automated onsite behavioral targeting and optimization solutions based in London, England. The Company purchased Touch Clarity to acquire key personnel and technology. The results of operations of Touch Clarity are included in the Company’s results of operations from the acquisition date.

The preliminary aggregate purchase price was approximately $61,256,000, which consisted of (1) total cash consideration of approximately $29,490,000, (2) the issuance of 836,609 shares of the Company’s common stock valued at approximately $22,086,000, net of issuance costs, (3) the fair value of substituted options, (4) acquisition-related costs and (5) a license payment to NetRatings related to the Touch Clarity acquisition of approximately

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

$453,000, which the Company elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The terms of the acquisition also provided for the payment by the Company of up to $3,000,000 in additional consideration during the quarter ended March 31, 2008, contingent upon the achievement of certain milestones during the year ended December 31, 2007. Any contingent consideration paid by the Company would increase the aggregate purchase price and goodwill. The fair value of the 836,609 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced.

In connection with the closing of the acquisition, the holders of both vested and unvested options to purchase shares of Touch Clarity common stock received replacement options to purchase shares of the Company’s common stock (the “Replacement Options”), with effectively the same intrinsic value at the acquisition date as the Touch Clarity options which were replaced. The $7,322,000 fair value of the Replacement Options included in the purchase price was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value of these stock options include expected volatility of 60%, expected option term of between 4.0 years and 5.7 years based on the age of the original award and a risk-free interest rate of 4.5%.

The following table summarizes the allocation of the preliminary aggregate purchase price for Touch Clarity and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,356
Property and equipment	1,374
Other assets	127
Acquired intangibles:
Existing technology (seven-year estimated useful life)	14,300
Customer contracts and related relationships (eight-year estimated useful life)	3,700
Core technology (six-year estimated useful life)	3,300
Patent license (five-year estimated useful life)	166
Goodwill	42,424

Total assets acquired	67,747
Current liabilities	3,869
Long-term liabilities	2,622

Total liabilities assumed	6,491

Net assets acquired	$61,256

Except for deferred revenues, the Touch Clarity tangible assets and liabilities assumed by the Company were valued at their respective carrying amounts at the acquisition date, as the Company believes these amounts approximated their current fair value. Deferred revenues were reduced to their estimated fair value, which represented an amount equivalent to the estimated costs of fulfilling the remaining contractual obligations associated with these deferred revenues. In total, the Touch Clarity acquired intangible assets had a weighted-average estimated useful life of 7.0 years. The amount recorded as goodwill is not deductible for income tax purposes.

The determination of the final purchase price is subject to potential adjustments related to income taxes, which could impact the purchase price allocation reflected above. The Company does not expect any changes to the purchase price allocation to materially increase or decrease depreciation and amortization expense, but they may have a material effect on the amount of recorded goodwill.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Offermatica Corporation

On December 13, 2007, the Company acquired all of the outstanding voting stock of Offermatica, an on-demand provider of A/B and multivariate testing solutions that enable companies to define and test the structure and other elements of their Web sites. The Company purchased Offermatica to acquire its existing customer base, key personnel and technology. The results of operations of Offermatica are included in the Company’s results of operations from the acquisition date.

The preliminary aggregate purchase price was approximately $60,401,000, which consisted of (1) cash consideration of approximately $33,600,000, (2) 1,021,081 shares of Omniture common stock valued at approximately $24,771,000, (3) acquisition-related costs and (4) a license payment to NetRatings of approximately $879,000 related to the Offermatica acquisition, which the Company elected to make in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The fair value of the 1,021,081 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced.

The following table summarizes the allocation of the preliminary aggregate purchase price for Offermatica and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$3,200
Property and equipment	1,082
Other assets	55
Acquired intangibles:
Existing technology (four-year estimated useful life)	10,700
Customer contracts and related relationships (six-year estimated useful life)	5,200
Core technology (four-year estimated useful life)	2,200
Patent license (five-year estimated useful life)	486
Trade name / trademarks (eight-month estimated useful life)	100
Goodwill	41,722

Total assets acquired	64,745
Current liabilities	4,344

Total liabilities assumed	4,344

Net assets acquired	$60,401

Except for deferred revenues, the Offermatica tangible assets and liabilities assumed by Omniture were valued at their respective carrying amounts at the acquisition date, as the Company believes these amounts approximated their current fair value. Deferred revenues were reduced to their estimated fair value, which represented an amount equivalent to the estimated costs of fulfilling the remaining contractual obligations associated with these deferred revenues. In total, the Offermatica acquired intangible assets had a weighted-average estimated useful life of 4.6 years. The amount recorded as goodwill is not deductible for income tax purposes.

The determination of the final purchase price is subject to potential adjustments. The purchase price allocation could differ from that reflected above after final asset valuation reports are prepared and a final detailed review of all assets and liabilities, including income taxes, has been completed. The final purchase price allocation is expected to be completed in 2008. The Company does not expect any changes to the purchase price allocation to materially increase or decrease depreciation and amortization expense, but they may have a material effect on the amount of recorded goodwill.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Unaudited pro forma financial information

The following unaudited pro forma information presents the consolidated results of operations of the Company, Touch Clarity and Offermatica as if these acquisitions had occurred on January 1, 2006 (in thousands, except per share data):

	Year Ended
	December 31,
	2006	2007

Revenues	$88,950	$155,461
Loss from operations	(24,262)	(21,118)
Net loss	(25,433)	(18,641)
Net loss per share, basic and diluted	$(0.60)	$(0.28)

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2007

Computers, equipment and software	$49,672	$63,791
Furniture and fixtures	816	1,117
Leasehold improvements	1,359	1,723

	51,847	66,631
Less: accumulated depreciation and amortization	(20,719)	(35,417)

	$31,128	$31,214

Depreciation expense (including amortization of leasehold improvements) was $5,961,000, $11,323,000 and $14,709,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Balance Sheet Accounts

Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows (in thousands):

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$5,483	$—	$—	$5,483
Money market funds	17,434	—	—	17,434
Government-sponsored enterprise securities	29,972	5	—	29,977
Corporate debt securities	24,896	—	(25)	24,871

Total cash and cash equivalents	$77,785	$5	$(25)	$77,765

Short-term investments:
Auction rate preferred municipal bonds	$42,000	$—	$—	$42,000
Government-sponsored enterprise securities	5,018	18	—	5,036
Corporate debt securities	9,895	—	(7)	9,888

Total short-term investments	$56,913	$18	$(7)	$56,924

At December 31, 2007, the unrealized losses in the above table relate to corporate debt securities for which the fair value is less than the carrying value. The Company expects to receive the full principal and interest on these securities. When evaluating investments for possible impairment, management reviews factors such as the length of time and extent to which fair value has been below cost basis, credit quality, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The gross unrealized losses are primarily due to a decrease in the fair market value of corporate debt securities as a result of increases in market interest rates. The changes in the values in the above securities are considered to be temporary in nature and, accordingly, management does not believe that the values of these securities are impaired at December 31, 2007. Unrealized gains and losses on available-for-sale securities are reported as a component of stockholders’ (deficit) equity in the consolidated balance sheets. At December 31, 2006, the Company did not have any short-term investments and did not have any unrealized gains or losses on its cash and cash equivalents. For the years ended December 31, 2005, 2006 and 2007 there were no realized gains and losses on available-for-sale securities.

At December 31, 2007, the estimated fair value of available-for-sale securities by contractual maturity was as follows (in thousands):

Due in less than one year	$69,772
Due in 1 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	42,000

$111,772

Securities with contractual maturities in the above table due in greater than 10 years are auction rate municipal bonds. While the contractual maturities are long-term, management considers the securities to be liquid because they can generally be liquidated at the date the interest rate resets, which is typically every 28 days. Management has the intent to liquidate these investments to fund operations within the next twelve months and accordingly has

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

classified these auction rate municipal bonds as short-term investments in current assets in the consolidated balance sheet.

Available-for-sale securities with unrealized losses at December 31, 2007 were as follows (in thousands):

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$34,759	$(32)	$—	$—	$34,759	$(32)

The gross unrealized losses related to these corporate debt securities are primarily due to changes in market interest rates. The Company views these unrealized losses as temporary in nature because it’s probable that principal and interest related to these securities will be collected at maturity during the three months ended December 31, 2008 in accordance with contractual terms.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007, were as follows (in thousands):

Balance as of December 31, 2006	$—
Goodwill acquired	94,960

Balance as of December 31, 2007	$94,960

Intangible assets consisted of the following (in thousands):

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$—	$—	$—
Customer contracts and related relationships	—	—	—
Patent licenses	10,199	1,356	8,843
Other	1,777	824	953
Non-compete agreements	—	—	—

	$11,976	$2,180	$9,796

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$31,100	$2,433	$28,667
Customer contracts and related relationships	13,300	998	12,302
Patent licenses	11,824	2,969	8,855
Other	1,777	1,157	620
Non-compete agreements	600	275	325

	$58,601	$7,832	$50,769

During the year ended December 31, 2007, the Company purchased certain technology patents for $700,000, which is being amortized over a period of 7 years.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

In November 2004, the Company entered into a co-marketing and reseller agreement with a third party to co-market the Company’s SiteCatalyst application. In consideration for the agreement, the Company paid cash of $500,000 and issued warrants to purchase 504,054 shares of the Company’s Series B-2 convertible preferred stock to the third party. The $500,000 cash consideration and the value of the outstanding warrants, as determined by the Company’s management, are being amortized over the expected life of the agreement with the third party. The value of the outstanding warrants was subject to adjustment, based upon changes in the underlying value of the convertible preferred stock as the warrants vest in accordance with the terms of the co-marketing and reseller agreement. In the fourth quarter of 2005, warrants to purchase 166,708 shares were cancelled due to the reseller’s failure to meet the required vesting terms pursuant to the co-marketing and reseller agreement. Upon this cancellation, the Company reversed the previously recorded amortization expense of $96,000 relating to the cancelled warrants and decreased the carrying value of the warrants by $577,000. In March 2006, the Company amended the warrant agreement which reduced to 202,407 the total number of shares of Series B-2 convertible preferred stock the holder was entitled to purchase under the warrant, with immediate vesting of all shares subject to the warrant. The reduction in warrants, combined with the adjustment to the value of the remaining warrants, resulted in a net decrease in the intangible asset of approximately $44,000. In June 2006, the third party exercised all of its warrants under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 142,791 shares of Series B-2 convertible preferred stock.

The Company is amortizing its intangible assets on a straight-line basis over a period of two to eight years. The weighted-average remaining amortization period of all intangible assets was 5.7 years and 5.3 years at December 31, 2006 and 2007, respectively. Amortization expense related to intangible assets was $416,000, $1,709,000 and $5,677,000 during the years ended December 31, 2005, 2006 and 2007, respectively. The Company expects to recognize amortization expense on intangible assets at December 31, 2007 as follows (in thousands):

Year Ending December 31,

2008	$10,374
2009	9,978
2010	9,654
2011	9,362
2012	6,195
Thereafter	5,206

$50,769

Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2007

Accrued bonuses and commissions	$3,311	$5,244
Patent license and settlement costs	3,831	—
Other accrued liabilities	4,293	11,882

	$11,435	$17,126

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other liabilities consisted of the following (in thousands):

	December 31,
	2006	2007

Deferred tax liabilities	$—	$4,047
Other liabilities	518	375

	$518	$4,422

5.	Notes Payable

Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,
	Rate	Date	2006	2007

Draw on equipment line of credit	5.00%	Aug. 2007	$940	$—
Draw on equipment line of credit	5.06	Oct. 2007	752	—
Draw on equipment line of credit	4.81	Oct. 2007	603	—
Draw on revolving line of credit	variable rate	Aug. 2008	500	500
Draw on second equipment facility	7.55	Jan. 2009	1,389	722
Draw on second equipment facility	7.77	Feb. 2009	794	428
Draw on second equipment facility	8.03	Mar. 2009	1,500	833
Draw on second equipment facility	8.38	Apr. 2009	1,684	962
Draw on second equipment facility	8.79	Jun. 2009	1,952	1,172
Draw on second equipment facility	variable rate	Dec. 2011	—	2,364
Bank note payable	9.07	Apr. 2010	—	310
Other notes payable	variable rate	May 2009	—	64

			10,114	7,355
Less: current portion			(5,997)	(4,407)

Notes payable, excluding current portion			$4,117	$2,948

The Company paid interest of approximately $372,000, $1,245,000 and $859,000 during the years ended December 31, 2005, 2006 and 2007, respectively.

In 2004, the Company entered into an equipment line of credit agreement (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 36-month repayment period for each draw. In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”), under which the Company borrowed $500,000. Interest on the revolving line of credit is payable monthly.

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

In August 2007, the Company entered into a third amendment (the “2007 Amendment”) of the Equipment Line of Credit, which increased the total equipment facility to $20,000,000, of which $9,608,000 was advanced prior to the 2007 Amendment, and increased the Revolving Line to $10,000,000. The first $3,000,000 of borrowings under the Revolving Line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the Revolving Line may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the Revolving Line accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. The 2007 Amendment modified or eliminated certain covenants in the prior loan amendments. The Company was in compliance with all financial covenants contained in the 2007 Amendment at December 31, 2007. At December 31, 2007, the $500,000 outstanding under the Revolving Line and the $2,364,000 outstanding under the 2007 Amendment of the equipment facility both accrue interest at a variable rate equal to the lender’s prime interest rate of 7.25%.

During the year ended December 31, 2007, the Company entered into an unsecured bank note in the amount of $397,000, which is repayable in 36 monthly installments.

The aggregate maturities of notes payable at December 31, 2007 were as follows (in thousands):

Year Ending December 31,

2008	$4,407
2009	1,641
2010	649
2011	658

$7,355

6.	Income Taxes

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Domestic	$(17,505)	$(7,740)	$(5,114)
Foreign	79	210	(3,781)

	$(17,426)	$(7,530)	$(8,895)

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provisions for income taxes were as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Current taxes:
Federal	$—	$—	$254
State	—	118	60
Foreign	15	77	220

	$15	$195	$534

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Tax benefit at U.S. statutory rates	$(5,925)	$(2,559)	$(3,024)
State benefit, net of federal tax effect	(583)	(248)	(109)
Alternative minimum taxes	—	—	254
Foreign taxes	—	—	684
Stock-based compensation	—	1,134	1,980
Meals and entertainment	61	134	173
Tax credits	(413)	(533)	(378)
Change in valuation allowance	6,875	2,267	954

Provision for income taxes	$15	$195	$534

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006	2007

Deferred tax assets:
Accruals and allowances	$1,653	$3,323
Stock-based compensation	350	1,800
Deferred revenues	810	677
Tax credits	1,684	2,080
Net operating losses	11,716	34,779

Total deferred tax assets	16,213	42,659
Valuation allowance	(14,753)	(32,119)

Net deferred tax assets	1,460	10,540

Deferred tax liabilities:
Acquired intangible assets	—	(13,790)
Depreciation and amortization	(1,460)	(234)

Deferred tax liabilities, net	$—	$(3,484)

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Due to these uncertainties, management does not believe it is more likely than not that the full amount of deferred tax assets will be realized. Accordingly, net deferred tax assets of $14,753,000 and $32,119,000 at December 31, 2006 and 2007, respectively, representing the portion of deferred tax assets the Company does not expect to fully realize have been offset by valuation allowances. The valuation allowance increased by $6,875,000, $2,267,000 and $17,366,000 for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in the valuation allowances during 2007 is primarily due to the tax benefit of stock option compensation and deferred tax assets obtained through acquisitions. Upon reversal of the valuation allowances, $2,562,000 would be recorded as a reduction to goodwill, $13,850,000 would be recorded as an increase to stockholders’ (deficit) equity and $15,707,000 would be recorded as a tax benefit from operations.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on its financial statements. The Company had not incurred any interest or penalties as of December 31, 2007 and does not anticipate any significant change within 12 months of this reporting date related to uncertain tax positions. The Company does not anticipate any events which could cause the change to these uncertainties. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions, and the Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2003 through 2007 are subject to examination.

At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $81,983,000, which will begin to expire in 2020, and federal research and development credits of approximately $1,404,000, which will begin to expire in 2019. The Company also has state net operating loss carryforwards of approximately $82,800,000, which will begin to expire in 2015, and state research and development credits of approximately $648,000, which will begin to expire in 2014.

Utilization of the Company’s net operating loss and tax credit carryforwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations will result in the expiration of a portion of the net operating loss and credit carryforwards before they are fully utilized. At December 31, 2007, the Company also had approximately $16,400,000 in net operating loss carryforwards in the United Kingdom, part or all of which may not be available to reduce the Company’s future taxable income in the United Kingdom should there be a change in the nature or conduct of the Company’s business in the United Kingdom within the three years subsequent to the date of our acquisition of Touch Clarity.

The Company paid income taxes of $0, $144,000 and $101,000 during the years ended December 31, 2005, 2006 and 2007, respectively.

7.	Preferred Stock

The Company’s Board of Directors has the authority, without further action by stockholders, to issue from time to time up to 10,000,000 shares of preferred stock in one or more series. The Company’s Board of Directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

shares constituting any series or the designation of any series. At December 31, 2007, no shares of preferred stock were outstanding.

8.	Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Convertible Preferred Stock

Prior to the IPO, the Company issued shares of convertible preferred stock. Each outstanding share of convertible preferred stock at the time of the Company’s IPO in July 2006 was automatically converted into one share of common stock.

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

Equity Incentive Plans

In connection with the closing of the acquisition of Offermatica, the Company assumed Offermatica’s 2005 Equity Incentive Plan (the “2005 Plan”). There were no outstanding stock options assumed under the 2005 Plan. At December 31, 2007, a total of 89,191 shares of common stock were available for grant under the 2005 Plan.

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

The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the years ended December 31, 2005, 2006 and 2007, 187,500, 363,373 and 703,029, respectively, shares of common stock subject to repurchase became vested. At December 31, 2006, this liability was approximately $208,000 relating to 918,022 unvested shares of common stock subject to repurchase. At December 31, 2007, this liability was approximately $131,000 relating to 265,240

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.

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

The 2006 Plan provides for annual increases in the number of shares available for issuance there under on the first day of each year equal to the lesser of:

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

At December 31, 2007, a total of 222,823 shares of common stock were available for grant under the Company’s equity incentive plans.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods. At the end of each six-month offering period, qualified employees are entitled to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock at the exercise date, which is the first trading date on or after February 15 and August 15 of each year. During the year ended December 31, 2007, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock available for issuance under the 2006 ESPP by 483,039 in accordance with the provisions of the 2006 ESPP. The Company issued 11,014 shares of common stock under the 2006 ESPP during the year ended December 31, 2007. At December 31, 2007, a total of 972,025 shares of common stock were reserved for future issuance under this plan.

The 2006 ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of:

•	1% of the outstanding shares of the Company’s common stock on the first day of the year;

•	12,000,000 shares; and

•	such other amount as may be determined by the Company’s Board of Directors or a committee thereof.

Stock Options

In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The expected option term for options granted beginning January 1, 2006 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility for the years ended

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2006 and 2007 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, incorporated historical volatility of similar entities whose share prices were publicly available. The Company used the historical stock volatilities of similar entities due to the lack of sufficient historical data of the Company’s stock price since its IPO in 2006. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.

During the years ended December 31, 2006 and 2007, the Company recorded compensation expense related to these stock option awards totaling $1,948,000 and $12,512,000, respectively. At December 31, 2007, there was $52,486,000 of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.2 years.

The fair value of stock option awards granted during the years ended December 31, 2006 and 2007 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

Year Ended
December 31,
	2006	2007

Expected volatility	62%-64%	43%-60%
Expected term (in years)	5.8-7.0	4.0-6.1
Risk-free interest rate	4.5%-5.1%	3.5%-4.9%
Expected dividends	—	—

The following table summarizes stock option activity under the Company’s equity incentive plans for the year ended December 31, 2007:

			Weighted-Average
	Number of Shares	Weighted-Average	Remaining
	Subject to	Exercise Price per	Contractual Term	Aggregate Intrinsic
	Outstanding Options	Share	(in Years)	Value(3)
				(In thousands)

Outstanding at January 1, 2007	8,628,795	$4.82
Granted(1)	3,578,599	21.31
Substituted in connection with the acquisition of Touch Clarity	746,234	0.79
Exercised	(2,311,380)	1.56
Canceled	(511,445)	16.48

Outstanding at December 31, 2007	10,130,803	10.51	8.0	$230,816

Vested and expected to vest at December 31, 2007(2)	6,207,397	13.90	8.9	120,341

Exercisable at December 31, 2007	2,309,294	3.86	5.8	65,759

(1)	Includes 50,000 shares subject to stock appreciation rights.

(2)	Includes only options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

(3)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at December 31, 2007.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additional information related to stock option activity under the Company’s equity incentive plans was as follows:

	Year
	Ended December 31,
	2006	2007

Weighted-average, grant-date fair value of stock options granted	$6.51	$12.08	(1)
Weighted-average exercise price of stock options granted	10.09	17.77	(1)
Aggregate intrinsic value of stock options exercised (in thousands)(2)	10,428	48,887
Weighted-average, grant-date fair value of stock options forfeited(3)	$5.49	$11.57
Number of stock options forfeited(3)	63,701	458,998

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.

(2)	The aggregate intrinsic value of stock options exercised is measured as the difference between the exercise price and the closing market price of the Company’s common stock at the date of exercise.

(3)	Includes only stock options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

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

In 2002, the Company granted a non-employee consultant vested options to purchase a total of 133,333 shares of common stock that were not under the Plan. The exercise price of these options was $0.04. At December 31, 2006 and 2007, the entire 133,333 options to purchase common stock were outstanding and exercisable.

Restricted Stock Units

During the year ended December 31, 2007, the Company began granting restricted stock units. These awards generally vest over a four-year period. The following table summarizes activity during the year ended December 31, 2007 related to restricted stock units:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value

Unvested restricted stock units at December 31, 2006	—	$—
Granted	245,000	32.89
Vested	—	—
Forfeited	20,000	28.41

Unvested restricted stock units at December 31, 2007	225,000	$33.29

At December 31, 2007, there was $5,118,000 of total unrecognized compensation cost related to unvested restricted stock units. This unrecognized compensation cost is equal to the fair value of restricted stock units expected to vest and will be recognized over a weighted-average period of 1.8 years. The grant date fair value of restricted stock units is equal to the closing price of the Company’s common stock on the date the award was granted. At December 31, 2007, there were a total of 95,000 restricted stock units subject to performance conditions tied to certain operating results of the Company that will result in forfeiture if the conditions are not realized.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Stock-based Compensation

Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. Because there was no public market for the Company’s common stock, the Company’s Board of Directors determined the fair value of the common stock based upon several factors, including, but not limited to, the Company’s operating and financial performance, private sales of the Company’s convertible preferred stock between third parties, and issuances of convertible preferred stock. In 2005, the Company recorded deferred stock-based compensation of $3,801,000 relating to options to purchase 2,238,673 shares of common stock granted with an exercise price less than the deemed fair value of the common stock, which is being amortized on a straight-line basis over the vesting period of the employee stock options, which is generally four years. The Company recorded stock-based compensation expense related to these stock options of $510,000, $984,000 and $952,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company reversed deferred stock-based compensation related to the cancellation of unvested options for terminated employees in the amount of $21,000, $114,000 and $38,000 for the years ended December 31, 2005, 2006 and 2007, respectively. At December 31, 2007, $1,182,000 of deferred stock-based compensation remained on the accompanying consolidated balance sheet.

Total stock-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2005	2006	2007

Cost of subscription revenues	$41	$203	$1,502
Cost of professional services and other revenues	6	54	430
Sales and marketing	156	993	4,982
Research and development	243	563	2,615
General and administrative	64	1,345	3,935

	$510	$3,158	$13,464

Warrants

In January 2007, a third party exercised in full a warrant to purchase 42,000 shares of common stock under cashless exercise provisions of the underlying warrant agreement resulting in the Company issuing 41,671 shares of common stock to such party.

During 2002, the Company entered into a settlement agreement related to outstanding notes payable that required the Company to issue warrants to purchase 245,495 shares of the Company’s common stock. The warrants became exercisable on March 31, 2004. The fair value of the warrants of $14,730 was calculated using the Black-Scholes-Merton valuation method with the following assumptions: risk-free interest rate of 5.02%; expected volatility of 0.7%; no dividend yield; and an expected life of the warrants of ten years. The warrants have an exercise price of $0.40 per share and expire on February 26, 2012.

9.	Commitments and Contingencies

Litigation Settlement

On February 28, 2006, the Company signed a settlement and patent license agreement under which it licensed all issued patents and pending patent applications owned or controlled by NetRatings, and NetRatings agreed to release all claims covered by a patent infringement lawsuit that it brought against the Company in May 2005. In return, the Company agreed to make periodic payments to NetRatings totaling $10,000,000 over the period from

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

the signing date of the agreement through December 2007. In accordance with the agreement, the Company was also required to make an additional $4,000,000 payment to NetRatings upon the completion of its IPO in July 2006.

In conjunction with the settlement and patent license agreement, the Company recorded $8,800,000 in intangible assets, net, on the accompanying consolidated balance sheets, which represents the estimated future benefit the Company expects to obtain from the licenses granted under the agreement. The Company is amortizing this asset ratably to cost of subscription revenues through 2012, which represents the remaining lives of the primary patents.

In the event it acquires certain specified companies, the Company may be required to make additional license payments to NetRatings based on the Web analytics revenues of the acquired company. During 2007, the Company elected to make license payments to NetRatings totaling $772,000, relating to the acquisitions of Instadia and Touch Clarity. In addition, the Company has elected to make a license payment relating to the acquisition of Offermatica of approximately $879,000 (see Note 2).

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

Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	December 31,
	2006	2007

Gross	$293	$925
Less: accumulated amortization	(219)	(389)

Net carrying amount	$74	$536

The future minimum lease payments under noncancellable capital and operating leases at December 31, 2007 were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2008	$279	$6,627
2009	153	6,285
2010	28	4,441
2011	—	443
Thereafter	—	—

Total minimum lease payments	460	$17,796

Less: imputed interest	(41)

Present value of minimum lease payments	419
Less: current portion	(246)

Capital lease obligations, less current portion	$173

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rent expense for the years ended December 31, 2005, 2006 and 2007 was $1,102,000, $1,742,000 and $2,760,000, respectively.

Operating lease payments primarily relate to operating leases for computer equipment and the Company’s lease of its principal offices in Orem, Utah, which terminates in March 2011. The Company has also entered into leases for office space in various international locations.

During the year ended December 31, 2007, the Company leased equipment under operating leases with total future minimum lease payments of $10,946,000. Each lease has a thirty-six month initial term. At the end of the initial lease term, the Company generally has the option to either: (1) return the equipment to the lessor, (2) purchase the equipment for its fair market value at that date or (3) renew the lease for a stated number of months. As a condition of one of these lease agreements, the Company must not allow its cash balance to fall below $10,000,000 as long as this agreement is in force. Failure to maintain a minimum of $10,000,000 in cash would constitute an event of default as defined in the lease agreement.

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Retirement Plan

The Company offers a 401(k) plan to its employees. The Company matches 50% of each employee’s contributions up to a maximum of 3% of the employee’s base salary, bonuses and commissions. The Company made matching contributions of $274,000, $460,000 and $1,173,000 during the years ended December 31, 2005, 2006 and 2007, respectively.

11.	Subsequent Events

Acquisition of Visual Sciences, Inc.

On October 25, 2007, the Company entered into a definitive agreement to acquire all of the outstanding voting stock of Visual Sciences, Inc. (“Visual Sciences”), a provider of on-demand Web analytics applications. The acquisition, which closed on January 17, 2008, was accounted for under the purchase method of accounting. The Company purchased Visual Sciences to acquire its existing customer base, key personnel and technology. No results of operations of Visual Sciences are included in the Company’s results of operations for the year ended December 31, 2007.

The preliminary aggregate purchase price was approximately $437,548,000, which consisted of (1) the issuance of 10,274,000 shares of the Company’s common stock upon closing of the acquisition, valued at approximately $354,635,000, net of issuance costs, (2) cash consideration of approximately $50,110,000 paid upon closing of the acquisition, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring charges and (6) a $2,250,000 license payment to NetRatings in accordance with the Settlement and Patent Cross-License Agreement entered into by Visual Sciences with NetRatings in August 2007. The Company has not yet made a final determination of certain components of the Visual Sciences purchase price. Accordingly, the aggregate purchase price is still preliminary and subject to further adjustment as additional information becomes available to the Company. There can be no assurance that the final determination will not result in material changes from these preliminary amounts.

Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock was converted into 0.49 of a share of the Company’s common stock and $2.39 in cash. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing were assumed by the Company and converted into options to purchase shares of Omniture common stock, based on an option exchange ratio pursuant to the terms of the definitive agreement. On February 1, 2008, the Company filed a registration statement on Form S-8 to register the shares of common stock issued upon the exercise of the assumed Visual Sciences options that are eligible to be registered on Form S-8. The Company also issued approximately 99,000 shares of its common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. The Company will be required to pay up to an additional approximately $483,000 in cash consideration as these restricted stock awards become vested.

The fair value of Visual Sciences stock options assumed was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value of these stock options include expected volatility of 56%, expected option term of between 0.1 years and 4.7 years based on the age of the original award and a risk-free interest rate of between 2.4% and 3.0%.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Quarterly Results of Operations (Unaudited)

Selected summarized quarterly financial information for fiscal 2006 and 2007 is as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007(1)	2007(1)	2007(1)	2007(1)(2)
	(In thousands, except per share data)

Total revenues	$16,436	$18,824	$21,028	$23,461	$29,153	$33,479	$37,382	$43,113
Gross profit	9,658	11,263	12,529	14,473	18,415	20,730	23,549	27,069
Net loss	(3,406)	(2,283)	(1,273)	(763)	(2,446)	(4,056)	(1,100)	(1,827)
Net loss per share, basic and diluted	$(0.24)	$(0.16)	$(0.03)	$(0.02)	$(0.05)	$(0.08)	$(0.02)	$(0.03)
Weighted-average number of shares, basic and diluted	13,968	14,168	45,850 (4)	47,340	47,753	49,791	57,874 (3)	59,421

(1)	The quarterly financial information for these periods includes the results of operations of Instadia and Touch Clarity from the date of each acquisition.

(2)	The quarterly financial information for this period includes the results of operations of Offermatica from the date of acquisition.

(3)	The weighted-average number of shares increased in the third quarter of 2007, primarily due to the Company’s completion of the June 2007 Offering in which the Company sold and issued 8,376,250 shares of its common stock at an issuance price of $18.15 per share.

(4)	The weighted-average number of shares increased in the third quarter of 2006, primarily due to the Company’s IPO in July 2006 in which the Company issued 10,305,000 shares of common stock. In addition, upon the initial closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 21,816,387 shares of common stock.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit					Exhibit	Filing	Filed	Furnished
No.		Exhibit Description	Form	File No.	No.	Date	Herewith	Herewith

2.1		Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007
2.2		Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007
2.3		Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007
2.4		Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative					X
3.1		Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2		Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007
4.1		Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006
4.2		Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006
4	.3A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement, dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006
4	.3B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007
4	.3C	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1	August 21, 2007
4.4		Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1	February 20, 2007

			Incorporated by Reference
Exhibit					Exhibit		Filing	Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Date	Herewith	Herewith

10	.1*	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1		May 24, 2006
10	.2A*	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10	.2A	April 4, 2006
10	.2B*	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10	.2B	April 4, 2006
10	.2C*	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10	.2C	June 9, 2006
10	.3A*	2006 Equity Incentive Plan of Registrant	10-K	000-52076	10	.3A	March 23, 2007
10	.3B*	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10	.3B	March 23, 2007
10	.3C*	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3		May 15, 2007
10	.3D*	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10	.3D	November 9, 2007
10	.3E*	Form of Restricted Stock Unit Award Agreement — Non-U.S. Participants used under the 2006 Equity Incentive Plan						X
10	.4A*	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10	.4A	April 4, 2006
10	.4B*	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10	.4B	April 4, 2006
10.5		WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan						X
10.6		WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement						X
10	.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan						X
10.7		Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement						X
10.8		WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement						X
10	.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9		February 1, 2008
10	.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10		February 1, 2008

			Incorporated by Reference
Exhibit					Exhibit		Filing	Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Date	Herewith	Herewith

10	.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11		February 1, 2008
10	.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12		February 1, 2008
10	.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13		February 1, 2008
10	.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14		February 1, 2008
10.11		The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5		March 16, 2007
10.12		Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6		March 16, 2007
10.13		Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7		March 16, 2007
10.14		Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8		March 16, 2007
10	.15*	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5		June 22, 2006
10	.16*	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3		May 15, 2007
10	.17*	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7		April 4, 2006
10	.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10	.8A	April 4, 2006
10	.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10	.8B	April 4, 2006
10	.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10	.8C	April 4, 2006
10	.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10	.8D	April 4, 2006

			Incorporated by Reference
Exhibit					Exhibit		Filing	Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Date	Herewith	Herewith

10	.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10	.8D	April 4, 2006
10	.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10	.8F	April 4, 2006
10	.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008						X
10	.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008						X
10.19		Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008						X
10	.20**	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9		April 4, 2006
10.21		NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10		May 8, 2006
10	.22*	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12		June 22, 2006
10	.23*	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor	S-1	333-132987	10.14		June 22, 2006
10	.24*	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15		June 22, 2006
10.25		Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1		March 7, 2007
10	.26**	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.						X

Incorporated by Reference
Exhibit					Exhibit	Filing	Filed	Furnished
No.		Exhibit Description	Form	File No.	No.	Date	Herewith	Herewith

10	.27**	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation					X
10	.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.					X
10	.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.					X
10	.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)					X
10	.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.					X
10	.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.					X
10	.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSide Story, Inc. and RF Magic, Inc.					X
10	.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc., (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.					X
21.1		List of Subsidiaries of the Registrant					X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or named executive officer of the Registrant participates.

**	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.