Form 10-Q
period 2008-03-31
Omniture, Inc.
filed 2008-05-09
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 71,866,530 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on May 5, 2008.

OMNITURE, INC.
Form 10-Q for the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	March 31,
	2007	2008
Assets:
Current assets:
Cash and cash equivalents	$77,765	$54,310
Short-term investments	56,924	11,103
Accounts receivable, net of allowances of $4,730 and $8,290 at December 31, 2007 and March 31, 2008, respectively	51,971	82,086
Prepaid expenses and other current assets	3,663	4,107

Total current assets	190,323	151,606

Property and equipment, net	31,214	46,567
Intangible assets, net	50,769	154,814
Goodwill	94,960	427,004
Long-term investments	—	20,593
Other assets	3,457	2,149

Total assets	$370,723	$802,733

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,470	$21,490
Accrued liabilities	17,126	27,431
Current portion of deferred revenues	42,041	64,397
Current portion of notes payable	4,407	4,953
Current portion of capital lease obligations	246	261

Total current liabilities	70,290	118,532
Deferred revenues, less current portion	1,815	1,977
Notes payable, less current portion	2,948	4,428
Capital lease obligations, less current portion	173	145
Other liabilities	4,422	20,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	61	71
Additional paid-in capital	340,424	720,158
Deferred stock-based compensation	(1,182)	(977)
Accumulated other comprehensive income (loss)	40	(568)
Accumulated deficit	(48,268)	(61,210)

Total stockholders’ equity	291,075	657,474

Total liabilities and stockholders’ equity	$370,723	$802,733

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended March 31,
	2007	2008
Revenues:
Subscription, license and maintenance	$27,320	$57,169
Professional services and other	1,833	6,044

Total revenues	29,153	63,213

Cost of revenues:
Subscription, license and maintenance	9,460	23,793
Professional services and other	1,278	3,134

Total cost of revenues	10,738	26,927

Gross profit	18,415	36,286

Operating expenses:
Sales and marketing	13,324	31,216
Research and development	3,143	9,801
General and administrative	4,386	10,814

Total operating expenses	20,853	51,831

Loss from operations	(2,438)	(15,545)
Interest income	636	948
Interest expense	(257)	(227)
Other expense, net	(353)	(3)

Loss before provision for (benefit from) income taxes	(2,412)	(14,827)
Provision for (benefit from) income taxes	34	(1,885)

Net loss	$(2,446)	$(12,942)

Net loss per share, basic and diluted	$(0.05)	$(0.19)
Weighted-average number of shares, basic and diluted	47,753	69,180
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(2,446)	$(12,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,180	12,216
Stock-based compensation	1,885	9,151
Non-cash tax benefit	—	(2,308)
Other non-cash transactions	243	(170)
Net changes in operating assets and liabilities:
Accounts receivable, net	(7,326)	(10,882)
Prepaid expenses and other assets	13	1,872
Accounts payable	3,487	13,582
Accrued and other liabilities	(1,497)	(8,363)
Deferred revenues	4,386	13,202

Net cash provided by operating activities	2,925	15,358
Cash flows from investing activities:
Purchases of investments	(12,000)	(9,886)
Proceeds from sales of investments	—	35,799
Purchases of property and equipment	(2,302)	(10,111)
Purchases of intangible assets	(1,628)	(2,437)
Payment related to loss on foreign currency forward contract	(337)	—
Business acquisitions, net of cash acquired	(26,264)	(51,870)

Net cash used in investing activities	(42,531)	(38,505)
Cash flows from financing activities:
Proceeds from exercise of stock options	659	2,106
Proceeds from employee stock purchase plan	99	125
Repurchases of vested restricted stock	—	(729)
Proceeds from issuance of notes payable	—	3,006
Principal payments on notes payable and capital lease obligations	(1,623)	(5,060)

Net cash used in financing activities	(865)	(552)
Effect of exchange rate changes on cash and cash equivalents	—	244

Net decrease in cash and cash equivalents	(40,471)	(23,455)
Cash and cash equivalents at beginning of period	68,287	77,765

Cash and cash equivalents at end of period	$27,816	$54,310

See accompanying notes to the condensed consolidated financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
     Description of Business
          Omniture, Inc. (the “Company”) was incorporated in Delaware in August 1999 and has its principal offices located in Orem, Utah. The Company began providing its enterprise on-demand online business optimization services in February 2001. The Company is a leading provider of online business optimization services, which customers use to manage and enhance online, offline and multi-channel business initiatives. The Company’s online business optimization platform, which is hosted and delivered to customers on-demand and as an on-premise solution, consists of Omniture SiteCatalyst, the Company’s flagship service, Omniture DataWarehouse, Omniture Discover OnDemand, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch, Omniture Publish services and Omniture Discover OnPremise software.
          The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008, or any other period.
     Principles of Consolidation
          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations for the three months ended March 31, 2008 include the results of operations of Visual Sciences, Inc. (“Visual Sciences”) since the date of acquisition of January 17, 2008. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
     Segments
          The Company operates its business in one reportable segment.
     Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the determination of the fair value of stock awards issued, allowances for accounts receivable, the assessment for impairment of long-lived assets and income taxes. The Company also uses estimates in determining the remaining economic lives and fair values of purchased intangible assets and property and equipment related to business acquisitions. Actual results could differ from those estimates.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Revenue Recognition
          The Company derives its revenues from three primary sources: (1) subscription fees from customers implementing and utilizing the Company’s on-demand online business optimization services; (2) license revenue from selling perpetual software licenses; and (3) related professional and other services, consisting primarily of consulting and training.
          The Company accounts for its subscription revenues and related professional services revenues following the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenue when all of the following conditions are met:
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
          The Company recognizes its license revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. All software license arrangements include post-contract support services for the initial term, which are recognized ratably over the term of the post-contract service period, typically one year. License arrangements may also include installation and training services as well. As such, a combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.
          For contracts with multiple elements, the Company recognizes revenue using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered.
          Post-contract support services provide customers with rights to, when and if available, updates, maintenance releases and patches released during the term of the support period. The Company does not provide custom software development services or create tailored products to sell to specific customers.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Comprehensive Loss
          Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders. The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months
	Ended March 31,
	2007	2008
Net loss	$(2,446)	$(12,942)
Net foreign currency translation (loss) gain	(121)	288
Reclassification adjustment for realized gain on available-for-sale securities	—	(18)
Unrealized loss on available-for-sale securities	—	(879)

Comprehensive loss	$(2,567)	$(13,551)

     Recently Adopted Accounting Pronouncements
          Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) (see Note 8). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.
          Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.
     Recent Accounting Pronouncements
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
2. Acquisitions
     Touch Clarity Limited
          In March 2007, the Company acquired all of the outstanding voting stock of Touch Clarity Limited (“Touch Clarity”), a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The terms of the acquisition provided for the payment of up to $3,000,000 in additional consideration during 2008, contingent upon the achievement of certain milestones during 2007, the final determination of whether such milestones were achieved has not yet been completed. Any contingent consideration paid by the Company would increase the aggregate purchase price and goodwill.
     Visual Sciences, Inc.
          On January 17, 2008, the Company acquired all of the outstanding voting stock of Visual Sciences, a provider of on-demand Web analytics applications. The acquisition was accounted for under the purchase method of accounting. The Company purchased Visual Sciences to acquire its existing customer base, key personnel and technology. The results of operations of Visual Sciences are included in the Company’s results of operations from the acquisition date.
          The preliminary aggregate purchase price was approximately $444,006,000, which consisted of (1) the issuance of 10,265,069 shares of the Company’s common stock upon closing of the acquisition, valued at approximately $354,833,000, net of issuance costs, (2) cash consideration of approximately $50,069,000 paid upon closing of the acquisition, (3) the fair value of assumed Visual Sciences stock options of $15,251,000, (4) acquisition-related costs, (5) restructuring charges and (6) a $2,250,000 license payment to NetRatings, Inc. (“NetRatings”) in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. The fair value of the 10,265,069 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced.
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
          The Company also issued approximately 99,000 shares of its common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. The Company will be required to pay the holders of the awards up to $474,000 in cash as these restricted stock awards vest.
          The fair value of Visual Sciences stock options assumed was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value of these stock options include expected volatility of 52%, expected option term of between 0.2 years and 4.0 years based on the age of the original award or expected post termination period and a risk-free interest rate of between 3.8% and 4.1%.
          Acquisition-related costs for the Visual Sciences acquisition were $12,075,000, of which $6,415,000 were unpaid at March 31, 2008.
          The restructuring charges recorded in conjunction with the acquisition totaled $4,539,000 and related to severance payments and severance-related benefits associated with the termination of approximately 70 Visual Sciences employees from all functions within the business made redundant by the acquisition, of which $2,404,000 was not yet paid at March 31, 2008. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following table summarizes the preliminary allocation of the purchase price for Visual Sciences and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$37,410
Property and equipment	10,499
Other assets	160
Acquired intangibles:
Existing technology (3.8 year weighted-average estimated useful life)	20,500
Customer contracts and related relationships (7.3 year weighted-average estimated useful life)	68,500
Core technology (3.5 year weighted-average estimated useful life)	9,500
Maintenance agreements and related relationships (7.0 year weighted-average estimated useful life)	5,700
Patent license (6.6 year weighted-average estimated useful life)	6,783
Goodwill	331,968

Total assets acquired	491,020
Current liabilities	36,315
Long-term liabilities	10,699

Total liabilities assumed	47,014

Net assets acquired	$444,006

          The Visual Sciences tangible assets and liabilities assumed by the Company were valued at their respective carrying amounts at the acquisition date, which approximated their respective estimated fair values. Deferred revenues were reduced to their estimated fair value, which represented an amount equivalent to the estimated costs of fulfilling the remaining contractual obligations associated with these deferred revenues. In total, the Visual Sciences acquired intangible assets had a weighted-average estimated useful life of 6.3 years. The amount recorded as goodwill is not deductible for income tax purposes.
          In August 2007, Visual Sciences entered into a settlement and patent-license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11,250,000, $2,000,000 of which was paid by Visual Sciences on or about the date of the agreement, $4,250,000 of which was paid by the Company following the closing of the acquisition of Visual Sciences and the remaining $5,000,000 of which must be paid by the Company in quarterly installments beginning on March 31, 2008, of which $500,000 was paid during the three months ended March 31, 2008. As of the date of the acquisition, the Company recorded a liability equal to the net present value of the total remaining license payments based upon the Company’s estimated incremental borrowing rate of 6.0%. At March 31, 2008, the amount of unpaid license payments related to this settlement and patent-license agreement, discounted to its net present value was $4,180,000, of which $1,789,000 was included in accrued liabilities and $2,391,000 was included in other liabilities in the condensed consolidated balance sheet.
          On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2,000,000, $1,150,000 of which was paid by Visual Sciences prior to the acquisition and $200,000 that was accrued by Visual Sciences prior to the acquisition and subsequently paid by the Company during the three months ended March 31, 2008. The remaining $650,000 must be paid in annual installments, which are capped at $200,000 per year and calculated based on revenue of Visual Sciences, LLC products for each year.
          The determination of the final purchase price is subject to potential adjustments as the Company finalizes its accounting for acquisition-related costs. The purchase price allocation could differ from that reflected above after final asset valuation reports are prepared and a final detailed review of all assets and liabilities, including income taxes, has been completed. The final purchase price allocation is expected to be completed by December 31, 2008. The Company does not expect any changes to the purchase price allocation to materially increase or decrease depreciation and amortization expense, but they may have a material effect on the amount of recorded goodwill.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following unaudited pro forma information presents the condensed consolidated results of operations of the Company, Touch Clarity, Offermatica Corporation (“Offermatica”) and Visual Sciences as if these acquisitions had occurred on January 1, 2007 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2008
Revenues	$47,683	$72,846
Loss from operations	(14,255)	(11,943)
Net loss	(15,078)	(9,425)
Net loss per share, basic and diluted	$(0.25)	$(0.13)
3. Stock-based Compensation
     Equity Incentive Plans
          In connection with the acquisition of Offermatica, the Company’s Board of Directors adopted the Omniture, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) and in connection with the acquisition of Visual Sciences, the Company’s Board of Directors adopted the 2008 Omniture, Inc. Equity Incentive Plan (the “2008 Plan”). The 2007 Plan and the 2008 Plan provide for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares to the Company’s employees, consultants and directors who were not employed or providing services to the Company at the time of the consummation of the related acquisition. At March 31, 2008, the Company had authorized 929,590 and 89,191 shares of its common stock for issuance under the 2008 Plan and 2007 Plan, respectively.
          In connection with the acquisition of Visual Sciences, the Company also assumed the Visual Sciences, Inc. 2006 Employment Commencement Equity Incentive Award Plan, the Visual Sciences, Inc. 2004 Equity Incentive Plan, the Visual Sciences, Inc. Amended and Restated 2000 Equity Incentive Plan and the Avivo Corporation 1999 Equity Incentive Plan. The Company assumed all outstanding stock options and unvested restricted stock awards granted under these plans. These outstanding options and restricted stock awards will continue to be subject to the original terms and conditions in existence immediately prior to the closing of the acquisition, except that the number of shares and relative exercise prices were adjusted pursuant to the option exchange ratio provided for in the Visual Sciences merger agreement. These options typically vest in equal monthly installments over a one-to-four year period from the date of grant of the original option and expire seven or ten years from the original grant date. The restricted stock awards generally vest in equal annual installments over a four-year period. The Company will not grant additional stock options or restricted stock awards under these assumed plans.
          On January 1, 2008, the number of authorized shares of common stock available for issuance under the Omniture, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) was increased by 3,043,344 in accordance with the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan.
          At March 31, 2008, a total of 1,674,768 shares of common stock were available for grant under the Company’s equity incentive plans.
      Employee Stock Purchase Plan
          During the three months ended March 31, 2008, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock available for issuance under the Omniture, Inc. 2006 Employee Stock Purchase Plan (the “2006 ESPP”) by 608,668 in accordance with the provisions of the 2006 ESPP. The Company issued 5,367 shares of common stock under the 2006 ESPP during the three months ended March 31, 2008. At March 31, 2008, a total of 1,575,326 shares of common stock were reserved for future issuance under this plan.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Valuation of Stock Options
          In connection with the adoption of SFAS No. 123R, Share-Based Payment, the Company estimates the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company then amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
          The expected option term for options granted through December 31, 2007 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Effective January 1, 2008, the Company no longer uses the simplified method and instead derives its expected term from an analysis of its historical exercise data combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. As a result of this change in estimate, the Company’s expected term decreased from 6.1 years at December 31, 2007 to 3.8 years during the three months ended March 31, 2008. Stock-based compensation expense for the three months ended March 31, 2008 was lower by an immaterial amount and the total estimated fair value of stock options granted during the three months ended March 31, 2008 was approximately 26%, or $5,831,000 lower, than if the Company had continued to use the simplified method.
          Estimated volatility for options granted through December 31, 2007 also reflected the application of SAB No. 107 interpretive guidance and, accordingly, was derived solely from historical volatility of similar entities whose share prices were publicly available. Effective January 1, 2008, the Company changed its methodology for estimating its volatility and now uses a weighted-average volatility based on 50% of the Company’s actual historical volatility since its initial public offering in 2006 and 50% of the average historical stock volatilities of similar entities.
          The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.
          During the three months ended March 31, 2007 and 2008, the Company recorded compensation expense related to these stock option awards totaling $1,644,000 and $5,248,000, respectively. At March 31, 2008, there was $69,604,000 of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.2 years.
          The fair value of stock option awards granted during the three months ended March 31, 2007 and 2008 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Three Months
	Ended March 31,
	2007	2008
Expected volatility	60%	52%
Expected term (in years)	4.0-6.1	3.8
Risk-free interest rate	4.5%-4.8%	2.1%-2.5%
Expected dividends	—	—

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Stock Option Activity
          The following table summarizes activity under the Company’s stock plans for the three months ended March 31, 2008:

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	To Outstanding	Exercise Price	Term	Intrinsic
	Equity Awards	Per Share	(in Years)	Value(2)
				(in thousands)
Outstanding at January 1, 2008	10,130,803	$10.51
Granted	2,248,688	23.95
Assumed in connection with the acquisition of Visual Sciences	1,749,500	23.91
Exercised	(622,871)	7.07
Canceled	(373,161)	29.06

Outstanding at March 31, 2008	13,132,959	14.23	8.1	$128,873

Vested and expected to vest at March 31, 2008 (1)	9,094,911	17.54	8.7	60,927

Exercisable at March 31, 2008	3,581,266	10.95	6.7	46,652

(1)	Includes only stock option awards granted since January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at March 31, 2008.
          Additional information related to activity under the Company’s stock plans during the three months ended March 31, 2007 and 2008 is as follows:

	Three Months
	Ended March 31,
	2007		2008
Weighted-average, grant-date fair value of stock options granted	$10.97	(1)	$10.81	(2)
Weighted-average exercise price of stock options granted	17.64	(1)	23.93	(2)
Aggregate intrinsic value of stock options exercised (in thousands) (3)	10,698		16,295
Weighted-average, grant-date fair value of stock options forfeited (4)	$10.63		$12.70
Number of stock options forfeited (4)	55,767		356,079

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.

(2)	Includes the stock options assumed in connection with the acquisition of Visual Sciences that had a weighted-average fair value of $11.93 and a weighted-average exercise price of $23.91.

(3)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the market price of the Company’s common stock at the date of exercise.

(4)	Includes only stock options granted since January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
     Deferred Stock-based Compensation
          Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. The Company recorded stock-based compensation expense related to these stock options of $241,000 and $205,000 for the three months ended March 31, 2007 and 2008, respectively. At March 31, 2008, $977,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
     Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
          The following table summarizes activity during the three months ended March 31, 2008 related to restricted stock units and restricted stock awards:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested RSUs at December 31, 2007	225,000	$33.29
Granted	588,631	24.17
Unvested RSAs assumed in the Visual Sciences acquisition	125,773	24.09
Vested	(87,200)	31.74
Forfeited	(94,865)	31.00

Unvested RSUs and RSAs at March 31, 2008	757,339	25.14

          During the three months ended March 31, 2008, the Company recorded stock-based compensation expense related to RSUs and RSAs of $3,698,000, including $2,714,000 that was recognized due to the acceleration of vesting upon the termination date of eight employees, pursuant to the original terms of their awards. At March 31, 2008, there was $18,150,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.7 years.
     Repurchases of Vested Restricted Stock
          The Company’s equity incentive plans provide that employees can elect to forfeit vested shares of restricted stock to pay for the minimum statutory tax withholding obligations related to the vesting of RSAs and RSUs. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such elections by the Company’s employees, during the three months ended March 31, 2008, the Company effectively repurchased a total of 29,588 shares of common stock. The Company has recorded $729,000 as a financing activity for these repurchases in the condensed consolidated statement of cash flows for the three months ended March 31, 2008.
     Stock-based Compensation Expense
          Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months
	Ended March 31,
	2007	2008
Cost of subscription, license and maintenance revenues	$293	$1,627
Cost of professional services and other revenues	104	259
Sales and marketing	675	3,158
Research and development	383	2,328
General and administrative	430	1,779

	$1,885	$9,151

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
4. Concentrations of Credit Risk and Significant Customers
          No customer accounted for 5% or greater of accounts receivable at December 31, 2007 and March 31, 2008. At December 31, 2007 and March 31, 2008, tangible assets located outside the United States were not material.
          No customer and no single foreign country accounted for more than 10% of total revenues for the three months ended March 31, 2007 and 2008. Subscription, license, and maintenance revenues accounted for 94% and 90% of total revenues for the three months ended March 31, 2007 and 2008, respectively.
          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months
	Ended March 31,
	2007	2008
Revenues from customers within the United States	$22,548	$46,084
Revenues from customers outside the United States	6,605	17,129

Total revenues	$29,153	$63,213

Revenues from customers outside the United States as a percentage of total revenues	23%	27%
5. Net Loss Per Share
          The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months
	Ended March 31,
	2007	2008
Numerator:
Net loss	$(2,446)	$(12,942)

Denominator:
Weighted-average common shares outstanding	48,624	69,537
Weighted-average common shares outstanding subject to repurchase	(871)	(357)

Denominator for basic and diluted net loss per share	47,753	69,180

          The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months
	Ended March 31,
	2007	2008
Common shares outstanding subject to repurchase	858	349
Employee stock awards	5,567	4,443
Warrants	241	242
Unvested restricted stock awards and restricted stock units	—	21

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
6. Balance Sheet Accounts
     Property and Equipment
          Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2007	2008
Computers, equipment and software	$63,791	$83,091
Furniture and fixtures	1,117	2,180
Leasehold improvements	1,723	2,374

	66,631	87,645
Less: Accumulated depreciation and amortization	(35,417)	(41,078)

	$31,214	$46,567

     Goodwill and Intangible Assets
          The changes in the carrying amount of goodwill for the three months ended March 31, 2008 was as follows (in thousands):

Balance at December 31, 2007	$94,960
Goodwill related to Visual Sciences acquisition	331,968
Net adjustments to goodwill related to 2007 acquisitions	76

Balance at March 31, 2008	$427,004

          Intangible assets consisted of the following (in thousands):

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$31,100	$2,433	$28,667
Customer contracts and related relationships	13,300	998	12,302
Patent licenses	11,824	2,969	8,855
Other	1,777	1,157	620
Non-compete agreements	600	275	325

	$58,601	$7,832	$50,769

	March 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$61,100	$5,941	$55,159
Customer contracts and related relationships	81,800	3,422	78,378
Patent licenses	18,607	3,653	14,954
Maintenance agreements	5,700	166	5,534
Other	1,777	1,238	539
Non-compete agreements	600	350	250

	$169,584	$14,770	$154,814

          The Company is amortizing its intangible assets on a straight-line basis over a period of two to nine years. The weighted-average remaining amortization period of all intangible assets was 5.3 years and 5.8 years at December 31, 2007 and March 31, 2008, respectively. Amortization expense related to intangible assets was $906,000 and $6,913,000 for the three months ended March 31, 2007 and 2008, respectively.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The Company expects to recognize amortization expense on intangible assets at March 31, 2008 as follows (in thousands):

Remaining nine months in 2008	$23,654
2009	31,162
2010	24,683
2011	24,096
2012	20,928
Thereafter	30,291

$154,814

     Other Liabilities
          Other liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2007	2008
Deferred tax liabilities	$4,047	$16,892
Other liabilities	375	3,285

	$4,422	$20,177

7. Notes Payable
          Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	March 31,
	Rate	Date	2007	2008
Draw on revolving line of credit	variable rate	Aug. 2008	$500	$500
Draw on second equipment facility	7.55	Jan. 2009	722	555
Draw on second equipment facility	7.77	Feb. 2009	428	336
Draw on second equipment facility	8.03	Mar. 2009	833	667
Draw on second equipment facility	8.38	April 2009	962	782
Draw on second equipment facility	8.79	June 2009	1,172	976
Draw on second equipment facility	7.25	Dec. 2011	2,364	2,236
Draw on second equipment facility	6.00	Mar. 2012	—	3,007
Bank note payable	9.07	April 2010	310	279
Other notes payable	variable rate	May 2009	64	43

			7,355	9,381
Less: current portion			(4,407)	(4,953)

Notes payable, excluding current portion			$2,948	$4,428

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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
interest at a rate based on the U.S. Treasury Bill Rate, plus a factor determined by the Company’s Adjusted Quick Ratio, as defined in the 2006 Amendment, at the time of the draw. The 2006 Amendment modified or eliminated certain covenants in the 2005 Amendment. In April 2006 and again in May 2007, the Company amended the agreement to modify certain financial covenants.
          In August 2007, the Company entered into a third amendment (the “2007 Amendment”) of the Equipment Line of Credit, which increased the total equipment facility to $20,000,000, of which $9,608,000 was advanced prior to the 2007 Amendment, and increased the Revolving Line to $10,000,000. The first $3,000,000 of borrowings under the Revolving Line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the Revolving Line may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the Revolving Line accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate, which equated to a rate of 5.25% as of March 31, 2008, or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. The 2007 Amendment modified or eliminated certain covenants in the prior loan amendments. At March 31, 2008, the Company was not in compliance with a financial covenant contained in the 2007 Amendment, however, the Company has obtained a compliance waiver from the lender related to this covenant.
          During the three months ended March 31, 2008, the Company also issued a standby letter-of-credit, related to a facility lease, under the 2007 Amendment in the amount of $1,280,000. The amount available for the Company to draw under the Revolving Line of Credit is reduced by the amount of this standby letter-of-credit until it is cancelled.
          The aggregate maturities of notes payable at March 31, 2008 were as follows (in thousands):

Year Ending December 31,
Remaining nine months in 2008	$3,937
2009	2,358
2010	1,409
2011	1,467
2012	210

$9,381

Note 8. Fair Value Measurements
          The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. Under SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
     Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
     Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
     Level 3: Unobservable inputs are used when little or no market data is available.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
          The following table represents the financial instruments of the Company subject to SFAS No. 157 and the valuation approach applied to each class of security (in thousands):

	Fair Value Measurements at March 31, 2008 Using
	Quoted Prices
	in Active	Significant
	Markets For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$6,874	$—	$—	$6,874
U.S. Treasury Bills	19,993	—	—	19,993
Corporate debt securities	—	4,986	—	4,986
Short-term investments:
Corporate debt securities	—	9,920	—	9,920
Mortgage-backed securities	—	1,183	—	1,183
Long-term investments:
Auction rate securities	—	—	20,593	20,593

	$26,867	$16,089	$20,593	$63,549

          The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2008 (in thousands):

Auction Rate
Securities
Beginning balance at January 1, 2008	$—
Transfers in to Level 3	21,500
Unrealized losses included in other comprehensive loss	(907)

Ending balance at March 31, 2008	$20,593

Total unrealized losses for the period included in other comprehensive loss attributable to the change in fair value relating to assets still held at March 31, 2008	$(907)
          At March 31, 2008, the Company held AAA-rated auction rate securities with a total fair value of $20,593,000. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these municipal auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss.
          Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
used an internally developed model of the expected future cash flows related to the securities over projected one to five year periods which are reflective of the length of time the Company anticipates it could take the securities to become liquid. As a result of the estimated fair value, the Company has determined a temporary impairment in the valuation of these securities of $907,000 and has recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on the Company’s balance sheet at March 31, 2008. Due to the uncertainty related to the liquidity in the auction rate security market and the Company’s determination at March 31, 2008 that it has the ability and intent to hold these investments until the anticipated recovery in market value occurs, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheet.
9. Income Taxes
          The Company calculates its interim tax provision in accordance with APB No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. At the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly income or loss. In addition, the effect of changes in enacted tax laws, rates or other discrete items affecting the Company’s effective tax rate are recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including, but not limited to, the expected operating income or loss for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the Company’s provision for income taxes may change as new events occur, additional information becomes available or as the tax environment changes.
          Historically, the Company’s tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. In conjunction with its acquisition of Visual Sciences, the Company assumed unrecognized tax benefits of $747,000 related to Visual Sciences’ adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, during the year ended December 31, 2007. For the three months ended March 31, 2008, the Company accrued $8,000 in additional interest expense related to these unrecognized tax benefits. Any interest and penalties incurred on the settlement of outstanding tax positions are recorded as a component of interest expense. The Company does not forsee material changes to its gross FASB Interpretation No. 48 liability within the next twelve months.
          During the three months ended March 31, 2008, the Company’s net deferred tax liabilities increased by $12,794,000 primarily related to deferred tax liabilities associated with the Visual Sciences acquisition. The Company’s effective income tax rate for the three months ended March 31, 2008 was a tax benefit of approximately 12.7%, compared to a 1.4% tax provision for the same period in 2007. The change in the effective tax rate for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was primarily due to non-cash tax benefits resulting from reductions in the Company’s net deferred tax liabilities in 2008 related to the expected current year net operating loss, partially offset by increased foreign income taxes.
          The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2003 through 2007 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.
10. Commitments and Contingencies
     Litigation Settlement
          In February 2006, the Company entered into a settlement and patent license agreement with NetRatings. In the event that the Company acquires certain specified companies, it may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that if the Company acquires other companies, it may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. In connection with the acquisition of Offermatica in December 2007, the Company elected to make an additional license payment of $879,000 to NetRatings during the three months ended March 31, 2008.
     Leases
          The Company leases certain equipment under capital leases. These capital leases generally contain a discounted buyout option at the end of the initial lease terms, which range between 36 and 60 months and mature at various dates through 2010.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)

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
          Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	March 31,
	2007	2008
Gross	$925	$858
Less accumulated amortization	(389)	(351)

Net carrying amount	$536	$507

          The future minimum lease payments under noncancellable capital and operating leases at March 31, 2008 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
Remaining nine months in 2008	$229	$8,291
2009	182	11,003
2010	27	9,200
2011	—	4,862
Thereafter	—	5,147

Total minimum lease payments	438	$38,503

Less: imputed interest	(32)

Present value of minimum lease payments	406
Less: current portion	(261)

Capital lease obligations, less current portion	$145

          Operating lease payments primarily relate to the Company’s leases of office space in various domestic and international locations and leases of computer equipment under operating leases.
          Each lease of computer equipment has a thirty-six month initial term. At the end of the initial lease term, the Company generally has the option to either: (1) return the equipment to the lessor, (2) purchase the equipment for its fair market value at that date or (3) renew the lease for a stated number of months. As a condition of one of these lease agreements, the Company must not allow its cash balance to fall below $10,000,000 as long as this agreement is in force. Failure to maintain a minimum of $10,000,000 in cash would constitute an event of default as defined in the lease agreement.
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
     These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the impact of quarterly fluctuations of revenue and operating results; the acceptance of our pricing model; our business plan and growth management; operating expenses including research and development expenses, general and administrative expenses; business expansion; expansion of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization; changing technological developments; expansion of product and service offerings, including the development of new and improved services; scalability, reliability, efficiency and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; future acquisitions of new customers; customer renewal rates; our expectations concerning relationships with third parties, including technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market and the competitive factors that impact the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreement with NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; adequacy of our capital resources to fund operations and growth; customer costs of ownership; expenditures related to equipment operating leases; and our ability to liquidate auction rate securities without loss.
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
     The reports we file with the SEC are available, free of charge, on the Investor Relations page of our Internet Web site under “SEC Filings,” as soon as reasonably practicable after we electronically file such material with the SEC. Our Internet Web site address is http://www.omniture.com. Information on our Web site does not constitute a part of this quarterly report on Form 10-Q.
Overview
     We are a leading provider of online business optimization services, which our customers use to manage and enhance online, offline and multi-channel business initiatives. Our Omniture online business optimization platform, which we host and deliver to our customers on-demand and as an on-premise solution, consists of Omniture SiteCatalyst, our flagship service, and our Omniture DataWarehouse, Omniture Discover OnDemand, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch and Omniture Publish services and our Omniture Discover OnPremise software. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes and to automate the optimization of key areas of their online businesses.
     We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $29.2 million for the three months ended March 31, 2007 to $63.2 million for the three months ended March 31, 2008. Our total cost of revenues and total operating expenses have increased from $31.6 million for the three months ended March 31, 2007 to $78.8 million for the three months ended March 31, 2008. Our loss from operations increased from $2.4 million for the three months ended March 31, 2007 to $15.5 million for the three months ended March 31, 2008. Our net loss increased from $2.4 million for the three months ended March 31, 2007 to $12.9 million for the three months ended March 31, 2008. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2002 have been derived from subscription fees for our services, which represented approximately 94% of total revenues in 2006 and 92% of total revenues in 2007. Subscription fees represented 94% of our total revenues for the three months ended March 31, 2007 and 88% of total revenues for the three months ended March 31, 2008.
     We provide our online business optimization services to businesses in 91 countries. During the three months ended March 31, 2007, our services captured almost 500 billion transactions and during the three months ended March 31, 2008, our services captured almost 900 billion transactions for approximately 4,500 customers.
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
     Historically, most of our revenues have resulted from the sale of our services to companies located in the United States. During 2007, we acquired two European-based companies, in part due to our strategy to expand our international sales operations by growing our direct sales force abroad. Additionally, during the three months ended March 31, 2008, we acquired Visual Sciences, Inc., or Visual Sciences, which has significant European operations. We have also utilized, and intend to continue utilizing, resellers and other sales channel relationships with third parties, to expand our international sales operations. As a result of these efforts, our revenues from customers outside of the United States increased from 17% of total revenues in 2006 to 26% of total revenues in 2007. Our revenues from customers outside the United States increased from 23% of total revenues for the three months ended March 31, 2007 to 27% of total revenues for the three months ended March 31, 2008.
     We experience seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.
Acquisition of Visual Sciences, Inc.
     On January 17, 2008, we acquired all of the outstanding voting stock of Visual Sciences, a provider of on-demand Web analytics applications. The acquisition was accounted for under the purchase method of accounting. We purchased Visual Sciences to acquire its existing customer base, key personnel and technology. The results of operations of Visual Sciences are included in our results of operations from the acquisition date.
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
     The preliminary aggregate purchase price was approximately $444.0 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs and (6) a license payment of approximately $2.3 million to NetRatings in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007.
     We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. In addition, as of March 31, 2008, we will be required to pay up to an additional $0.5 million in cash consideration as these restricted stock awards vest.
How We Generate Revenues
     Our revenues are classified into two types: (1) subscription, license and maintenance revenues and (2) professional services and other revenues. Subscription, license and maintenance revenues accounted for 94% of total revenues in 2006, 92% of total revenues in 2007 and 90% of total revenues for the three months ended March 31, 2008.
     Subscription, License and Maintenance Revenues
     Subscription, license and maintenance revenues are primarily derived from customers that use our online business optimization services. We generally bill for our Omniture SiteCatalyst and Omniture Discover OnDemand subscription fees based on a committed minimum number of transactions from which we capture data over a predetermined period. We generally consider a transaction to be any electronic interaction, which could be either online or offline, between our customer and their customer that generates data which is incorporated into our optimization platform. Most of our customer contracts provide for additional fees for over-usage based on the number of transactions in excess of this committed minimum number. In addition, we generally charge an annual fee for Omniture Discover OnDemand, based on the number of users of these subscription services. We bill a limited number of large customers based on actual transactions from which we capture data during the billing period.
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
     For our Omniture Target subscription services, we generally bill these fees based on the number of campaign containers we manage for our customers. We consider a campaign container to be any unique location on a customer’s Web page for which the customer is tracking data about a specific marketing campaign activity. Most of our customer contracts for Omniture Target subscription services provide for additional fees for transactions tracked in excess of a specified quantity of transactions.
     We generally bill for our Omniture Test subscription services based on a committed minimum number of daily visits to the customer’s Web page that are tracked through our services. Most of our contracts for Omniture Test subscription services allow us to charge additional fees for daily visits tracked through our services in excess of the committed minimum.

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
     During the three months ended March 31, 2008, we recognized approximately $0.6 million of revenues from the sale of perpetual software licenses related to our Discover OnPremise software, a software product acquired in connection with our acquisition of Visual Sciences. Pricing of these perpetual software licenses was based on a standard price list with volume and marketing related discounts, and they were sold with the first year of post-contract services, installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes. For contracts with multiple elements, we recognize revenue using the residual method in accordance with Statement of Position, or SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. None of our 2007 revenues were derived from the sale of software licenses.
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
     Cost of subscription, license and maintenance revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel and amortization of intangible assets. Cost of subscription, license and maintenance revenues will, absent any impairment, include approximately $18.6 million in amortization of existing acquired intangible assets for the year ended December 31, 2008 and $19.1 million in annual amortization for the year ended December 31, 2009, with decreasing annual amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.

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
     Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses will, absent any impairment, also include approximately $11.0 million in amortization of acquired customer-related intangible assets for the year ended December 31, 2008 and $11.4 million annually thereafter through 2012 and decreasing amounts thereafter through March 31, 2017.
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
     We allocate overhead such as rent and other occupancy costs, telecommunications charges and non-network related depreciation to all departments based on headcount. As a result, general overhead expenses are reflected in each cost of revenues and operating expense item. Our cost of revenues and operating expenses also include stock-based compensation expenses related to the following: (1) the fair value of stock options issued to employees on or after January 1, 2006, including unvested options assumed in connection with acquisitions; (2) stock options issued to employees prior to 2006 in situations in which the exercise price was less than the deemed fair value of our common stock on the date of grant; and (3) stock options issued to non-employees.
Trends in Our Business and Results of Operations
     Our business has grown rapidly. Our total revenues have grown from $3.7 million in 2002 to $143.1 million in 2007, representing an average annual growth rate of approximately 109%. Our revenues for the three months ended March 31, 2008 were $63.2 million. This growth has been driven primarily by an expansion of our customer base, including those customers obtained through the Visual Sciences acquisition, coupled with increased subscription revenues from existing customers. To date, we have derived a substantial majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. As demonstrated, in part, by our recent acquisitions of Touch Clarity, Offermatica and Visual Sciences, we expect that revenues associated with our current and future services other than Omniture SiteCatalyst will continue to increase over time and continue to reduce the percentage of total revenues generated by Omniture SiteCatalyst.
     In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will continue to increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 17% of total revenues for 2006 to 26% of total revenues for 2007. Our revenues from customers outside the United States increased from 23% of total revenues for the three months ended March 31, 2007 to 27% of total revenues for the three months ended March 31, 2008. Additionally, we expect the percentage of total revenues derived from our largest customers to further decrease over time, as a result of continued expansion of our customer base.
     If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Our gross margins increased from 60% for 2006 to 63% for 2007, primarily due to more efficient utilization of our network hardware. Our gross margins decreased from 63% for the three months ended March 31, 2007 to 57% for the three months ended March 31, 2008, primarily due to reduced revenues resulting from the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense. We are seeking to achieve further economies of scale as we continue expanding our network infrastructure, resulting in a reduction over time of network operations costs as a percentage of total revenues, compared to our gross margins for the three months ended March 31, 2008. We also expect the reduction in gross margins resulting from the adjustment to the deferred revenue acquired from Visual Sciences to decrease during the remainder of 2008.
     During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources. During 2007, we leased equipment under operating leases with total future minimum lease payments of approximately $10.9 million. While we did not lease any equipment under operating leases during the three months ended March 31, 2008, we expect equipment acquired under operating leases to increase for the full year 2008 in absolute dollars, compared to the year ended December 31, 2007. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.
     The timing of additional expenditures and equipment operating leases could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation and lease expense from our significant upfront network computer equipment requirements as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. At least through March 31, 2014, our cost of revenues and our gross margin will also be negatively affected by the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings and (2) the intangible assets directly related to our subscription service that were acquired as part of our acquisitions of other businesses.
     We have also experienced, and expect to continue to experience rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 353 at December 31, 2006, to 985 at March 31, 2008. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues, compared to the three months ended March 31, 2008, due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of personnel from our acquisitions completed in 2007 and during the first quarter of 2008, along with any future acquisitions.
     We plan to continue investing heavily in sales and marketing by increasing the number of direct sales personnel and the number of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. We expect that sales and marketing expenses will continue to increase in absolute dollars and remain our largest operating expense category. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salesperson becomes more fully utilized and revenues can be recognized. At least through March 31, 2017, we expect sales and marketing expenses to be negatively affected due to customer-related intangible assets acquired as part of our acquisitions of other businesses.
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
     We expect stock-based compensation expenses to continue to increase in absolute dollars primarily due to the stock awards granted during 2007 and the three months ended March 31, 2008 and stock awards we expect to grant during the remainder of 2008. Since the first quarter of 2006, we have recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At March 31, 2008, there was $69.6 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $18.2 million of total unrecognized compensation cost related to unvested restricted stock units and unvested restricted stock awards. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and restricted stock units and restricted stock awards expected to vest. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 3.2 years and the unrecognized compensation cost related to unvested restricted stock units and restricted stock awards will be recognized over a weighted-average period of 3.7 years.
     During the three months ended March 31, 2008, we completed the acquisition of Visual Sciences. In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.
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
Results of Operations
     The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months
	Ended March 31,
	2007	2008
Revenues:
Subscription, license and maintenance	94%	90%
Professional services and other	6	10

Total revenues	100	100
Cost of revenues:
Subscription, license and maintenance	33	38
Professional services and other	4	5

Total cost of revenues	37	43

Gross margin	63	57
Operating expenses:
Sales and marketing	45	49
Research and development	11	16
General and administrative	15	17

Total operating expenses	71	82

Loss from operations	(8)	(25)
Interest income	2	2
Interest expense	(1)	—
Other expense	(1)	—

Loss before provision for (benefit from) income taxes	(8)	(23)
Provision for (benefit from) income taxes	—	(3)

Net loss	(8)%	(20)%

Revenues

	Three Months
	Ended March 31,
	2007	2008	% Change
	(in thousands)
Subscription, license and maintenance	$27,320	$57,169	109%
Professional services and other	1,833	6,044	230

Total revenues	$29,153	$63,213	117%

     Subscription, license and maintenance revenues increased $29.8 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to the growth in the number of customers for our subscription services, including the customers acquired in the Offermatica and Visual Sciences acquisitions, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data. Professional services and other revenues increased $4.2 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services, including those customers acquired in the Offermatica and Visual Sciences acquisitions, and additional staffing available to provide consulting and training services to support increased customer demand.
     The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months
	Ended March 31,
	2007	2008	% Change
	(in thousands)
Revenues from customers within the United States	$22,548	$46,084	104%
Revenues from customers outside the United States	6,605	17,129	159

Total revenues	$29,153	$63,213	117%

Revenues from customers outside the United States as a percentage of total revenues	23%	27%
     Revenues from customers outside of the United States grew from 23% of total revenues during the three months ended March 31, 2007 to 27% of total revenues during the three months ended March 31, 2008, as a result of our ongoing efforts to expand the size of our sales force and increase the number of locations outside of the United States where we conduct business and our international selling and marketing activities. No single foreign country and no customer accounted for more than 10% of total revenues during the three months ended March 31, 2007 and 2008.
Cost of Revenues

	Three Months
	Ended March 31,
	2007	2008	% Change
	(in thousands)
Subscription, license and maintenance	$9,460	$23,793	152%
Professional services and other	1,278	3,134	145

Total cost of revenues	$10,738	$26,927	151%

     The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months
	Ended March 31,
	2007	2008
Subscription, license and maintenance	35%	42%
Professional services and other	70%	52%
     Cost of subscription, license and maintenance revenues increased $14.3 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $3.9 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, partly due to the Touch Clarity, Offermatica and Visual Sciences acquisitions, a $2.5 million increase in co-location costs associated with housing and operating network hardware, including $0.9 million relating to operating leases of computer equipment and a $1.4 million increase in depreciation related to the purchases of network infrastructure equipment, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. In addition, our cost of subscription, license and maintenance revenues also increased by $3.4 million for the amortization of intangible assets acquired in the Instadia, Touch Clarity, Offermatica and Visual Sciences acquisitions and by $1.3 million from stock-based compensation expense during the three months ended March 31, 2008 as compared to the same period in 2007.

     Gross margin associated with subscription, license and maintenance revenues decreased from 65% for the three months ended March 31, 2007 to 58% for the three months ended March 31, 2008. This decrease in gross margin for subscription, license and maintenance revenues is primarily due to reduced revenues resulting from the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense and the amortization of acquired intangible assets.
     Cost of professional services and other revenues increased $1.9 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $1.5 million increase in employee salaries and benefits and related costs and a $0.2 million increase in stock-based compensation, principally resulting from increased staffing, partly due to the Touch Clarity, Offermatica and Visual Sciences acquisitions.
     Gross margin associated with professional services and other revenues increased from 30% for the three months ended March 31, 2007 to 48% for the three months ended March 31, 2008. This increase was primarily due to higher utilization of the professional services staff, as well as the acquisition of Visual Sciences, as the Visual Sciences’ professional services generally yield a higher gross margin than we have attained historically.
Operating Expenses

	Three Months
	Ended March 31,
	2007	2008	% Change
	(in thousands)
Sales and marketing	$13,324	$31,216	134%
Research and development	3,143	9,801	212
General and administrative	4,386	10,814	147

Total operating expenses	$20,853	$51,831	149%

Sales and Marketing
     Sales and marketing expenses increased $17.9 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $7.5 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Touch Clarity, Offermatica and Visual Sciences acquisitions. The increase was also due to a $2.5 million increase in stock-based compensation expense, a $2.3 million increase in amortization of intangible assets acquired in the Instadia, Touch Clarity, Offermatica and Visual Sciences acquisitions, a $1.8 million increase in sales commissions primarily resulting from increased sales, a $1.1 million increase in travel-related costs, principally resulting from increased staffing and a $0.6 million increase in marketing expenses, primarily associated with our online marketing and annual customer summits.
Research and Development
     Research and development expenses increased $6.7 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $3.9 million increase in employee salaries and benefits and related costs, resulting from an increase in staffing, including the Touch Clarity, Offermatica and Visual Sciences acquisitions. In addition, stock-based compensation increased $1.9 million during the three months ended March 31, 2008 as compared to the same period in 2007.
General and Administrative
     General and administrative expenses increased $6.4 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $2.6 million increase in employee salaries and benefits and related costs, a $0.4 million increase in travel related expenses and a $0.3 million increase in recruiting expenses, principally resulting from increased staffing. The increase also resulted from a $0.7 million increase in outside professional services costs, a $0.7 million increase in administrative expenses, partly due to increased office space, all primarily resulting from the continued growth of our business, including our international expansion and business acquisitions. Additionally, stock-based compensation increased $1.3 million during the three months ended March 31, 2008 as compared to the same period in 2007.

Stock-based Compensation
     Stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months
	Ended March 31,
	2007	2008
Cost of subscription, license and maintenance revenues	$293	$1,627
Cost of professional services and other revenues	104	259
Sales and marketing	675	3,158
Research and development	383	2,328
General and administrative	430	1,779

Total stock-based compensation	$1,885	$9,151

     Stock-based compensation expense increased $7.3 million from the three months ended March 31, 2007 compared to the three months ended March 31, 2008, primarily due to $3.5 million from additional stock-based compensation expense under SFAS No. 123R related to additional stock awards granted, $2.7 million related to the acceleration of vesting of eight former employees’ restricted stock units and restricted stock awards upon termination of employment and $1.1 million related to stock options and restricted stock awards assumed by us in connection with the Visual Sciences acquisition.
     During the three months ended March 31, 2008, we decreased our estimated expected term assumption that is used in our Black-Scholes-Merton option-pricing formula from 6.1 years to 3.8 years. For previous periods, we used the simplified method to determine the expected term based upon Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment. Under the simplified method, the expected term of a stock option is equal to the average of the contractual term and the vesting term. We performed an analysis of our historical and expected stock option exercises that considered several factors, including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. Based on this analysis, we have determined that an expected term of 3.8 years is a reasonable estimate of the expected option term. As a result of this change in estimate, our stock-based compensation expense for the three months ended March 31, 2008 decreased by an immaterial amount and the total estimated fair value of stock options granted during the three months ended March 31, 2008 was approximately 26% or $5.8 million lower than if we had continued to use the simplified method.
Interest Income, Interest Expense and Other (Expense) Income, Net

	Three Months
	Ended March 31,
	2007	2008
	(in thousands)
Interest income	$636	$948
Interest expense	(257)	(227)
Other expense, net	(353)	(3)
     Interest income increased $0.3 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily as a result of an increase in cash and cash equivalents and investment balances.
     Other expense, net decreased $0.4 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $0.2 million realized loss recorded during the three months ended March 31. 2007 related to a foreign currency forward contract entered into connection with the acquisition of Instadia A/S, or Instadia.

Provision for (benefit from) Income Taxes

	Three Months
	Ended March 31,
	2007	2008
	(in thousands)
Provision for (benefit from) income taxes	$34	$(1,885)
     The provision for (benefit from) income taxes decreased by $1.9 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $2.3 million non-cash tax benefit resulting from the reduction in deferred tax liabilities related to the Visual Sciences acquisition.
Liquidity and Capital Resources
     At March 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $54.3 million, short-term investments of $11.1 million, accounts receivable, net of $82.1 million, amounts available under our credit facilities of $13.2 million and our two master lease agreements.
     Historically, our primary sources of cash have been customer payments for our subscription and professional services, proceeds from the issuance of common stock and proceeds from the issuance of notes payable. Our principal uses of cash historically have consisted of payroll and other operating expenses, payments relating to purchases of property and equipment primarily to support the network infrastructure needed to provide our services to our customer base, repayments of borrowings and acquisitions of businesses and intellectual property.
Operating Activities
     Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth in our business, increases in the number of customers using our subscription and professional services and the amount and timing of payments by these customers.
     We generated $15.4 million of net cash from operating activities during the three months ended March 31, 2008. This cash was primarily generated from a net loss of $12.9 million, adjusted for $21.4 million in non-cash depreciation, amortization and stock-based compensation expenses, a $13.2 million increase in payments received from customers in advance of when we recognized revenues, a $13.6 million increase in accounts payable and a $1.9 million decrease in prepaid and other assets. This increase in operating cash was partially offset by $2.3 million in non-cash tax benefits, a $10.9 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers, along with the timing of payments from these customers and an $8.4 million decrease in accrued and other liabilities. Allowances for accounts receivable increased by $3.6 million during the three months ended March 31, 2008, including $2.6 million in reserves recorded in conjunction with the Visual Sciences acquisition.
Investing Activities
     Historically, our primary investing activities consisted of purchases of computer network equipment to accommodate the continued growth in customer transactions from which we capture data, purchases of furniture and equipment to support our operations and payments related to the acquisition of businesses and intellectual property. We expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.
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
     We used $38.5 million of net cash in investing activities during the three months ended March 31, 2008. This use of cash primarily resulted from $51.9 million paid related to the acquisition of Visual Sciences, net of cash acquired, $10.1 million to purchase property and equipment, $9.8 million to purchase investments and $2.4 million to purchase intangible assets. This cash used in investing activities was partially offset by sales of short-term investments of $35.8 million.
Financing Activities
     We used $0.6 million of net cash in financing activities during the three months ended March 31, 2008, primarily from $5.1 million of principal payments on notes payable and capital lease obligations, including the repayment of $4.0 million in notes payable assumed in the Visual Sciences acquisition, partially offset by $3.0 million in proceeds from issuance of notes payable, and $2.1 million in proceeds from the exercise of stock options.
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
     In August 2007, we entered into a third amendment to the equipment line of credit agreement. This third amendment increased the total equipment facility to $20.0 million, of which $9.6 million was previously advanced, and increased the revolving line of credit to $10.0 million. The first $3.0 million of borrowings under the revolving line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the revolving line of credit may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the revolving line of credit accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. This amendment modified or eliminated certain covenants in the prior loan amendments. At March 31, 2008, we were not in compliance with a financial covenant contained in the 2007 amendment, however, we have obtained a compliance waiver from the lender related to this covenant.
     At March 31, 2008, we had $8.6 million of net borrowings under the second equipment facility that mature at various dates in 2009 and 2011, with a weighted-average interest rate of 7.19%. At March 31, 2008, the $0.5 million outstanding under the revolving line of credit accrued interest at a variable rate equal to the lender’s prime interest rate of 5.25%. During the three months ended March 31, 2008, we also issued a standby letter-of-credit, related to a facility lease, under the 2007 amendment in the amount of $1.3 million. The amount available for us to draw under the revolving line of credit is reduced by the amount of this standby letter-of-credit until it is cancelled.
     In February 2006, we entered into a settlement and patent license agreement with NetRatings. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that, if we acquire other companies, we may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. In connection with our acquisition of Offermatica in December 2007, we elected to make an additional license payment of $0.9 million during the three months ended March 31, 2008.
     In August 2007, Visual Sciences entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, and the remaining

$5.0 million of which must be paid by us in quarterly installments beginning on March 31, 2008, of which $0.5 million was paid during the three months ended March 31, 2008.
     On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, Inc. entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.3 million of which has been paid and the remaining $0.7 million of which must be paid in annual installments, which are capped at $200,000 per year and calculated based on revenue of Visual Sciences, LLC products for each year.
     At March 31, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $0.9 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at March 31, 2008. At March 31, 2008, we have determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at March 31, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
Acquisition of Touch Clarity Limited
     In March 2007, we acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The terms of the acquisition provided for the payment of up to $3.0 million in additional consideration during the 2008, contingent upon the achievement of certain milestones during 2007, the final determination of whether such milestones were achieved has not yet been completed. Any contingent consideration paid by us would increase the aggregate purchase price and goodwill.
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
     The preliminary aggregate purchase price was approximately $444.0 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs of approximately $4.5 million and (6) a license payment of approximately $2.3 million to NetRatings in accordance with the settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. We accounted for the restructuring charges in accordance with Emerging Issues Task force, or EITF, Issue No. 95-3. We expect to pay all restructuring charges related to the Visual Sciences acquisition by March 31, 2009.
     We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. As of March 31, 2008, we will be required to pay up to an additional $0.5 million in cash consideration as these restricted stock awards vest.

Off-balance Sheet Arrangements
     We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements other than operating leases for office space and certain computer equipment, which are described below.
     We have entered into an operating lease related to our principal offices in Orem, Utah, with a lease term through March 2011. We have also entered into operating leases for office space elsewhere in the U.S. and in various international locations and for certain computer equipment.
     During 2007, we entered into two master lease agreements with third-party financing sources. Historically, we have generally accounted for the acquisition of equipment under these lease agreements as operating leases, in accordance with SFAS No. 13, Accounting for Leases. The rental payments and rental terms associated with individual acquisitions under the leases may vary depending on the nature of the equipment acquired. As a condition of one of these lease agreements, we must not allow our cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum of $10.0 million in cash would constitute an event of default as defined in the lease agreement.
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
     Additional financing may not be available on terms that are favorable to us, or at all. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.
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

Revenue Recognition
     We generally provide our applications as services; accordingly, we follow the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue when all of the following conditions are met:
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
     We derive our license revenue from selling perpetual software licenses related to our Discover OnPremise software product, which we obtained as part of the Visual Sciences acquisition. We do not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The perpetual software licenses are generally sold with the first year of post-contract services, installation and training. As such a combination of these products and service represent a “multiple-element” arrangement for revenue recognition purposes.
     For contracts with multiple elements, we recognize revenue using the residual method in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered.
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
     We recorded goodwill in conjunction with all four of our business acquisitions completed since the beginning of 2007. We test goodwill for impairment at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets based on a single operating segment.
     We amortize intangible assets on a straight-line basis over their estimated useful lives. We generally determine the estimated useful life of intangible assets based on the projected undiscounted cash flows associated with these intangible assets.
Stock-based Compensation
     Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations, and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.2 million during both the three months ended March 31, 2007 and 2008.
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
     We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:
•	Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2007 was based on an average of the historical volatility of peer entities whose stock prices were publicly available. Effective January 1, 2008, we changed our methodology for estimating our volatility and now use a weighted-average volatility based on 50% of our actual historical volatility since our initial public offering in 2006 and 50% of the average historical stock volatilities of similar entities. Our calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. We continue to use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering in 2006. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•	The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2007, we calculated the expected term as the average of the contractual term and the vesting period. Effective January 1, 2008, we began calculating the expected term based on several factors surrounding our stock option awards, including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. An increase in the expected term would result in an increase to our stock-based compensation expense.

•	The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. An increase in the risk-free interest rate would result in an increase to our stock-based compensation expense.
     At March 31, 2008, there was $69.6 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $18.2 million of total unrecognized compensation cost related to unvested restricted stock units and restricted stock awards. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 3.2 years and the unrecognized compensation cost related to unvested restricted stock units and restricted stock awards will be recognized over a weighted-average period of 3.7 years.
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
Income Taxes
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. Upon the acquisition of Visual Sciences, we assumed unrecognized tax benefits of $0.7 million, which Visual Sciences had previously recorded upon its adoption of FIN 48 during the year ended December 31, 2007. We have not incurred a material amount of interest or penalties through March 31, 2008. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We also do not anticipate any events which could cause a change to these uncertainties. We are subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2003 to 2007 remain open in various taxing jurisdictions.
     Our effective tax rates are primarily affected by the amount of our taxable income or losses in the various taxing jurisdictions in which we operate, the amount of federal and state net operating losses and tax credits, the extent to which we can utilize these net operating loss carryforwards and tax credits and certain benefits related to stock option activity. We expect to record a tax benefit for the year ended December 31, 2008, due to the reduction of our U.S. net deferred tax liabilities that primarily resulted from the intangible assets acquired in the Visual Sciences acquisition.
Recently Adopted Accounting Pronouncements
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.
     Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS No. 159 did not have a material impact on our financial statements.
     Recent Accounting Pronouncements
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
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $54.3 million and short-term investments totaling $11.1 million at March 31, 2008. The cash and cash equivalents were invested primarily in United States treasury bills, money market funds and high-quality commercial paper with original maturities of less than 90 days. Our short-term investments were invested primarily in high-quality commercial paper with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.

     At March 31, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $0.9 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at March 31, 2008. At March 31, 2008, we have determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at March 31, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
(b) Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2008, we acquired Visual Sciences. We do not expect this acquisition to materially affect our internal control over financial reporting. We have expanded the scope of a number of our internal processes to include the former operations of Visual Sciences that were not yet fully integrated into our existing internal control processes at March 31, 2008. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We have incurred significant losses in recent periods, including net losses of $7.7 million in 2006, $9.4 million in 2007 and $12.9 million during the first three months of 2008, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization, as well as stock-based compensation expense associated with the issuance of stock awards and amortization of intangible assets acquired in our acquisitions. At March 31, 2008, we had an accumulated deficit of $61.2 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, increasing our sales force, expansion of our infrastructure to manage our growth and increased complexity of our business, investments to acquire and integrate companies and technologies, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline or grow more slowly than we expect. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
We have derived a substantial majority of our subscription revenues from sales of our Omniture SiteCatalyst service. If our Omniture SiteCatalyst service is not widely accepted by new customers, our operating results will be harmed.
     We derive a substantial majority of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive a substantial majority of our revenues from our Omniture SiteCatalyst service in the future. Omniture SiteCatalyst was responsible for 89%, 78% and 67% of our total revenue during 2006, 2007 and during the first three months of 2008, including revenues from Omniture SiteCatalyst HBX, respectively. In 2007 and during the first three months of 2008, 22% and 44% of our revenue, respectively, was derived from products and services other than our Omniture SiteCatalyst service. As a result, we expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst services for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed.

If we are unable to develop or acquire new services, or if the new services that we develop or acquire do not achieve market acceptance, our revenue growth will be harmed.
     Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new or acquired services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have introduced version 2 of Omniture Discover and Omniture Genesis, but we have not yet received significant revenues from these services. We have also recently acquired Offermatica and Visual Sciences, resulting in an expansion of our product and service offerings; however, we may experience difficulties in integrating those acquired products and services into our online business optimization platform, and we may not be successful in selling the acquired or integrated products and services into our customer base. Additionally, our existing and prospective customers may develop their own competing technologies or purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, or if we are unsuccessful in increasing revenue from sales of our new or acquired products and services, our revenue growth will decline and our business and operating results will be adversely affected.
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
     During 2007, we completed acquisitions of Instadia, Touch Clarity and Offermatica, and we completed the acquisition of Visual Sciences in the first quarter of 2008. If we fail to successfully integrate the business and operations of these acquired companies, we may not realize the potential benefits of those acquisitions. The integration of these acquisitions, particularly the integration of the Visual Sciences and Offermatica acquisitions, will be a time-consuming and expensive process, has resulted in the incurrence of significant ongoing expenses, including the addition of a number of personnel to manage and oversee our integration efforts, and may disrupt our operations if it is not completed in a timely and efficient manner. If our integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of these acquisitions. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter difficulties, costs, and delays involved in integrating these operations, including the following:
•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to accept new services or to continue using the products and services of the combined company;

•	difficulties in successfully integrating the management teams and employees of the acquired companies, particularly those of Visual Sciences and Offermatica;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the acquisitions; and

•	potential incompatibility of business cultures.
     If we do not meet the expectations of our existing customers or those of the acquired companies, particularly those of Visual Sciences or Offermatica, then these customers may cease doing business with us altogether, which would harm our results of operations and financial condition.
If we are unable to attract new customers or to sell additional services to our existing customers, our revenue growth will be adversely affected.
     To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses and made investments in connection with the internal development and acquisition of new products or services, such as Omniture Genesis, Omniture Test&Target, version 2 of Omniture Discover, as well as the services of Visual Sciences that we are integrating with our online business optimization platform. Many of these products or services have only recently been commercially introduced by us and may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.
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
     We have limited experience with respect to determining the appropriate prices for our services that our existing and potential customers will find acceptable. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. For example, we face competition from businesses that offer their services at substantially lower prices than our services or for free. In addition, we have only recently commercially introduced certain of our services and other services that we offer have only recently been acquired or integrated into our online optimization platform. The price at which our customers may be willing to purchase our recently introduced or acquired services may be lower or different than we expect, which may cause our revenue or operating results to be adversely affected. As a result, in the future it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenues, gross margin and operating results.
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
     Our current principal competitors include:
•	companies, such as Coremetrics, Inc., Google Inc., Microsoft Corporation, Nedstat Ltd., Yahoo! Inc., which has entered into an agreement to acquire Tensa Kft., more commonly known as IndexTools, and WebTrends Inc. that offer on-demand services;

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global), NetRatings, Inc., Unica Corporation and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. (acquired by Google) and 24/7 Real Media, Inc. (acquired by WPP Group plc); and

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven), Memetrics (acquired by Accenture), Kefta Inc. (acquired by Acxiom Digital) and [x + 1].
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
     In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and preexisting relationships with our current and potential customers. For example, Google Inc. offers a Web analytics service free of charge, and acquired DoubleClick, Inc., one of our strategic partners, in March 2008. Also, Microsoft offers a Web analytics service free of charge, and it acquired aQuantive, Inc. in August 2007. Further, in April 2008, Yahoo! Inc. entered into an agreement to acquire Tensa Kft.
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
     We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. Our total number of full-time employees increased from 353 at December 31, 2006 to 713 at December 31, 2007. Our total number of full-time employees was 985 as of March 31, 2008. In addition, during this same period, we made substantial investments in our network infrastructure operations, research and development and sales and marketing as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies and two companies based in the United States, one of which in particular had significant international reach in its operations. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has resulted in increased responsibilities and has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources and will result in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed. If we are unable to otherwise manage our growth successfully, we may experience unanticipated business problems or interruptions, which may damage our reputation or adversely affect the operating results of our business.
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
     Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of acquired intangible assets, impairment of goodwill or the recording of stock-based compensation, as well as restructuring charges. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions and acquisitions of companies with significant international operations, such as our two recent European acquisitions and our acquisition of Visual Sciences, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:
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
     We may not be able to develop or maintain strategic relationships with third parties with respect to either technology integration or channel development for a number of reasons, including because of relationships with our competitors or prospective competitors. For example, we launched Omniture Genesis as part of our strategy to broaden our online business optimization platform. If we are unsuccessful in establishing or maintaining our strategic relationships with these and other third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer. Further, if search engine or other online marketing providers restrict access to their networks or increase the currently nominal prices they charge for the use of their application programming interfaces, our ability to deliver services of sufficiently high value to our customers at a profitable price will be negatively affected. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that these will result in increased customers or revenues.
Because our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, our business will be susceptible to risks associated with international operations.
     We currently maintain offices outside of the United States and currently have operations, sales personnel or independent consultants in several countries. In the first quarter of 2007, we acquired Instadia, which has its principal operations in Copenhagen, Denmark, and Touch Clarity, which has its principal operations in London, England, and we also acquired Offermatica in the fourth quarter of 2007 and Visual Sciences, which has significant international reach in its operations, in the first quarter of 2008. These acquisitions significantly increased the scope and complexity of our international operations. We have limited experience operating in foreign jurisdictions at such scale. Our inexperience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
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
     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. For example, if we secure a large customer or a group of customers with extraordinary volumes of information to collect and process, we may suddenly require additional bandwidth and our existing systems may not be able to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be able to provide it only on a delayed basis or our network may temporarily shut down if we fail to expand our network to meet future requirements. Many of these risks are exacerbated as a result of our recent acquisitions, which have and will continue to require us to integrate network operations involving different operational procedures, security applications and hardware configurations. Any lapse in our ability to collect or transmit data will decrease the value of the data, prevent us from providing the complete data that may be requested by our customers and affect some of our customers’ Web pages. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.
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
     Any intellectual property rights claim against us or our customers, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe.
     With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. For example, in February 2006, we entered into a settlement and patent cross-license agreement with NetRatings, to resolve a patent infringement lawsuit that NetRatings filed against us in May 2005 and to obtain a non-exclusive, world-wide license to NetRatings’ entire patent portfolio. Under the terms of the agreement, we agreed to pay license fees to NetRatings. Additionally, Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and Visual Sciences, LLC also entered into settlement and license agreements with NetRatings, pursuant to which they agreed to pay license fees to NetRatings in exchange for non-exclusive, worldwide licenses to NetRatings’ patents.
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
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 23 issued patents in the United States, one issued patent in the United Kingdom, as well as 61 United States and 75 related international and foreign patent applications pending. We cannot assure you that any patents will issue with respect to our current patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
     A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, FASB issued SFAS No. 123R. SFAS No. 123R, which we adopted on January 1, 2006, requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS No. 123R, our results of operations in 2006, 2007 and 2008 reflect expenses that are not reflected in prior periods, potentially making it more difficult for investors to evaluate our 2006, 2007 and 2008 results of operations relative to prior periods.
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
     At May 5, 2008, we held approximately $21.5 million of municipal note investments with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, at March 31, 2008, we have reclassified all of our auction rate holdings to long term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $0.9 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at March 31, 2008. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
Risks Related to Our Industry
Widespread blocking or erasing of cookies or other limitations on our ability to use cookies or other technologies that we employ may impede our ability to collect information and reduce the value of our services.
     Our services currently use “cookies,” which are small files of information placed on an Internet user’s computer in connection with that visitor’s browsing activity on a customer’s Web site(s), and “clear GIFs” (also known as pixel tags or Web beacons), which are small images placed on a Web page to facilitate the collection of visitor browsing data on such customer’s Web site(s). These technologies help us to aggregate and analyze the Web site usage patterns of visitors to our customers’ Web sites. The use of third-party cookies may be construed as obscure in the eyes of the public or governmental agencies, including non-U.S. regulators. We encourage our customers to send our cookies from their own Web sites and, when they are unwilling to do so, we mark all newly implemented third-party cookies with their dual origin to indicate that they are both from our customer’s Web site and from us. However, we cannot assure you that these measures will succeed in reducing any risks relating to the use of third-party cookies.
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
     Domestic and foreign governments are also considering restricting the collection and use of Internet usage data generally. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Web site visitors. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit data collection practices, our customers would likely have to obtain the express consent of a user of our customers’ Web sites before we could collect, share or use any of that user’s information regardless of whether the collection is done on behalf of our customers. Any requirement that we obtain consent from the users of our customers’ Web sites could potentially reduce the amount and value of the information that we provide to customers, which might cause some existing customers to discontinue using our services. We would also need to expend effort and resources to develop new information collection procedures to comply with an express consent requirement. Even if our customers succeeded in developing new procedures, they might be unable to convince Internet users to agree to the collection and use of the users’ information. This would negatively impact our revenues, growth and potential for expanding our business and could cause our stock price to decline.

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
     The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through May 5, 2008. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and companies in our industry;

•	macroeconomic trends and developments;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts, including changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the closing of our acquisition of Visual Sciences in January 2008, we assumed certain options to purchase Visual Sciences common stock outstanding at the time of the closing of the acquisition that were held by non-employee directors of Visual Sciences. These options to purchase Visual Sciences common stock were converted into options to purchase shares of Omniture common stock, or Visual Sciences Transaction Options, based on an option exchange ratio. During February and March 2008, we issued 56,159 shares of Omniture common stock, or Visual Sciences Transaction Shares, to certain former non-employee directors of Visual Sciences in connection with their exercise of certain Visual Sciences Transaction Options with a weighted average exercise price of $12.96. The Visual Sciences Transaction Shares were not registered under the Securities Act of 1933, as amended, or the Securities Act. In issuing the Visual Sciences Transaction Shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.
     During the three months ended March 31, 2008, we repurchased the following shares of common stock in connection with certain employee restricted stock awards issued under the WebSideStory, Inc. 2004 Equity Incentive Award Plan that we assumed in connection with our acquisition of Visual Sciences:

	Total		Total Number of Shares	Maximum Number of
	Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased under
Period	Purchased(1)	Paid per Share	Plans or Programs	the Plans or Programs
January 1-January 31, 2008	10,281	$4.26	—	—
February 1-February 29, 2008	—	—	—	—
March 1-March 31, 2008	10,725	2.73	—	—

Total	21,006	3.48

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock awards.
     The shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment of an employee holding an unvested restricted stock award were repurchased at the original purchase price of $0.002 per share. For the three months ended on March 31, 2008, these shares consisted of 8,598 shares purchased in January and 9,456 shares purchased in March.
     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock awards were repurchased at the then current fair market value of the shares. For the three months ended March 31, 2008, these shares consisted of the following:

	Total Number of Shares	Average Price Paid
Period	Purchased	per Share
January 1-January 31, 2008	1,683	$26.03
February 1-February 29, 2008	—	—
March 1-March 31, 2008	1,269	23.06

Total	2,952	24.75

     For the majority of the restricted stock units that vested during the three months ended on March 31, 2008, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the tables above.

ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
2.1	Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007

2.2	Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007

2.3	Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007

2.4	Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative	10-K	000-52076	2.4	February 29, 2008

3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007

4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement, dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
4.3B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007

4.3C	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1	August 21, 2007

4.4	Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1	February 20, 2007

10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3A	2006 Equity Incentive Plan of Registrant	10-K	000-52076	10.3A	March 23, 2007

10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007

10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3	May 15, 2007

10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10.3D	November 9, 2007

10.3E	Form of Restricted Stock Unit Award Agreement - Non-U.S. Participants used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3E	February 29, 2008

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

10.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9	February 1, 2008

10.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10	February 1, 2008

10.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11	February 1, 2008

10.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12	February 1, 2008

10.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13	February 1, 2008

10.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14	February 1, 2008

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

10.18G
Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008
		10-K	000-52076	10.18G	February 29, 2008

10.18H
Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008
		10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John F. Mellor	S-1	333-132987	10.14	June 22, 2006

10.24	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

10.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29A	February 29, 2008

10.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29B	February 29, 2008

10.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29C	February 29, 2008

10.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.	10-K	000-52076	10.29D	February 29, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)
Date: May 8, 2008	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2008	/s/ Michael S. Herring
Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
2.1	Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007

2.2	Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007

2.3	Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007

2.4	Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative	10-K	000-52076	2.4	February 29, 2008

3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007

4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3A	Silicon Valley Bank Second Amended and Restated Loan and Security Agreement, dated January 10, 2006	S-1	333-132987	4.3	May 24, 2006

4.3B	Silicon Valley Bank Second Amendment to Second Amended and Restated Loan and Security Agreement, dated May 14, 2007	10-Q	000-52076	10.1	May 15, 2007

4.3C	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1	August 21, 2007

4.4	Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1	February 20, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3A	2006 Equity Incentive Plan of Registrant	10-K	000-52076	10.3A	March 23, 2007

10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007

10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3	May 15, 2007

10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10.3D	November 9, 2007

10.3E	Form of Restricted Stock Unit Award Agreement - Non-U.S. Participants used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3E	February 29, 2008

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

10.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9	February 1, 2008

10.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10	February 1, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11	February 1, 2008

10.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12	February 1, 2008

10.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13	February 1, 2008

10.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14	February 1, 2008

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

10.18G
Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008
		10-K	000-52076	10.18G	February 29, 2008

10.18H
Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008
		10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John F. Mellor	S-1	333-132987	10.14	June 22, 2006

10.24	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

10.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29A	February 29, 2008

10.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29B	February 29, 2008

10.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29C	February 29, 2008

10.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.	10-K	000-52076	10.29D	February 29, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.