Form 10-Q
period 2008-06-30
Omniture, Inc.
filed 2008-08-08
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 72,549,617 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on August 6, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	June 30,
	2007	2008
Assets:
Current assets:
Cash and cash equivalents	$77,765	$48,093
Short-term investments	56,924	14,951
Accounts receivable, net of allowances of $4,730 and $9,082 at December 31, 2007 and June 30, 2008, respectively	51,971	98,244
Prepaid expenses and other current assets	3,663	3,675

Total current assets	190,323	164,963
Property and equipment, net	31,214	58,280
Intangible assets, net	50,769	146,907
Goodwill	94,960	431,383
Long-term investments	—	20,432
Other assets	3,457	2,427

Total assets	$370,723	$824,392

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,470	$14,065
Accrued liabilities	17,126	26,406
Current portion of deferred revenues	42,041	79,352
Current portion of notes payable	4,407	5,588
Current portion of capital lease obligations	246	237

Total current liabilities	70,290	125,648
Deferred revenues, less current portion	1,815	10,808
Notes payable, less current portion	2,948	7,656
Capital lease obligations, less current portion	173	95
Other liabilities	4,422	12,901
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	61	72
Additional paid-in capital	340,424	736,389
Deferred stock-based compensation	(1,182)	(772)
Accumulated other comprehensive income (loss)	40	(734)
Accumulated deficit	(48,268)	(67,671)

Total stockholders’ equity	291,075	667,284

Total liabilities and stockholders’ equity	$370,723	$824,392

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Revenues:
Subscription, license and maintenance	$30,604	$64,601	$57,924	$121,770
Professional services and other	2,875	7,019	4,708	13,063

Total revenues	33,479	71,620	62,632	134,833
Cost of revenues:
Subscription, license and maintenance	11,032	27,071	20,492	50,864
Professional services and other	1,717	3,627	2,995	6,761

Total cost of revenues	12,749	30,698	23,487	57,625

Gross profit	20,730	40,922	39,145	77,208
Operating expenses:
Sales and marketing	15,343	32,170	28,667	63,386
Research and development	3,969	8,849	7,112	18,650
General and administrative	5,873	11,815	10,259	22,629

Total operating expenses	25,185	52,834	46,038	104,665

Loss from operations	(4,455)	(11,912)	(6,893)	(27,457)
Interest income	835	343	1,471	1,291
Interest expense	(244)	(230)	(501)	(457)
Other (expense) income, net	(114)	47	(467)	44

Loss before income taxes	(3,978)	(11,752)	(6,390)	(26,579)
Provision for (benefit from) income taxes	78	(5,291)	112	(7,176)

Net loss	$(4,056)	$(6,461)	$(6,502)	$(19,403)

Net loss per share, basic and diluted	$(0.08)	$(0.09)	$(0.13)	$(0.28)

Weighted-average number of shares, basic and diluted	49,791	71,720	48,772	70,450
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(6,502)	$(19,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,304	26,400
Stock-based compensation	5,704	17,302
Non-cash tax benefit	—	(7,921)
Other non-cash transactions	253	(252)
Net changes in operating assets and liabilities:
Accounts receivable, net	(8,045)	(27,703)
Prepaid expenses and other assets	681	2,009
Accounts payable	4,214	6,224
Accrued and other liabilities	(1,019)	(2,011)
Deferred revenues	8,517	36,966

Net cash provided by operating activities	13,107	31,611

Cash flows from investing activities:
Purchases of investments	(83,846)	(19,831)
Proceeds from sales of investments	1,000	36,970
Maturities of investments	—	5,000
Purchases of property and equipment	(5,286)	(28,002)
Purchases of intangible assets	(2,574)	(2,874)
Payment related to loss on foreign currency forward contract	(337)	—
Business acquisitions, net of cash acquired	(38,131)	(59,721)

Net cash used in investing activities	(129,174)	(68,458)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,149	6,081
Proceeds from employee stock purchase plan	99	125
Proceeds from issuance of common stock, net of issuance costs	143,104	—
Repurchases of vested restricted stock	—	(963)
Proceeds from issuance of notes payable	397	8,006
Principal payments on notes payable and capital lease obligations	(3,368)	(6,269)

Net cash provided by financing activities	141,381	6,980
Effect of exchange rate changes on cash and cash equivalents	39	195

Net increase (decrease) in cash and cash equivalents	25,353	(29,672)
Cash and cash equivalents at beginning of period	68,287	77,765

Cash and cash equivalents at end of period	$93,640	$48,093

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
            The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008, or any other period.
Principles of Consolidation
            The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations for the six months ended June 30, 2008 include the results of operations of Visual Sciences, Inc. (“Visual Sciences”) since the date of acquisition of January 17, 2008. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Revenue Recognition
            The Company derives its revenues from three primary sources: (1) subscription fees from customers implementing and utilizing the Company’s on-demand online business optimization services; (2) license revenue from selling software licenses; and (3) related professional and other services, consisting primarily of consulting and training.
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
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Comprehensive Loss
            Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders. The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Net loss	$(4,056)	$(6,461)	$(6,502)	$(19,403)
Net foreign currency translation (loss) gain	(103)	38	(224)	326
Reclassification adjustment for realized loss (gain) on available-for-sale securities	—	3	—	(15)
Unrealized loss on available-for-sale securities	(67)	(207)	(67)	(1,086)

Comprehensive loss	$(4,226)	$(6,627)	$(6,793)	$(20,178)

Recently Adopted Accounting Pronouncements
            Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as the Company’s cash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) (see Note 8). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
            In April 2008, the FASB issued FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact the adoption of FSP No. 142-3 will have on its consolidated financial statements.
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
            The preliminary aggregate purchase price was approximately $444,132,000, which consisted of (1) the issuance of 10,265,069 shares of the Company’s common stock upon closing of the acquisition, valued at approximately $354,833,000, net of issuance costs, (2) cash consideration of approximately $50,069,000 paid upon closing of the acquisition, (3) the fair value of assumed Visual Sciences stock options of $15,251,000, (4) acquisition-related costs, (5) restructuring charges and (6) a $2,250,000 license payment to NetRatings, Inc. (“NetRatings”) in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. The fair value of the 10,265,069 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced.
            Under the terms of the acquisition, each outstanding share of Visual Sciences capital stock was converted into 0.49 of a share of the Company’s common stock and $2.39 in cash. In connection with the acquisition, options to purchase Visual Sciences common stock outstanding at the time of closing were assumed by the Company and converted into options to purchase shares of Omniture common stock based on an option exchange ratio pursuant to the terms of the definitive agreement.
            The Company also issued approximately 99,000 shares of its common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. At June 30, 2008, the Company was required to pay the holders of the remaining unvested awards up to $246,000 in cash as these restricted stock awards vest.
            The fair value of Visual Sciences stock options assumed was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value of these stock options include expected volatility of 52%, expected option term of between 0.2 years and 4.0 years based on the age of the original award or expected post-termination period and a risk-free interest rate of between 3.8% and 4.1%.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
            Acquisition-related costs for the Visual Sciences acquisition totaled $17,190,000, of which $114,000 were unpaid at June 30, 2008.
            The restructuring charges recorded in conjunction with the acquisition totaled $4,539,000 and related to severance payments and severance-related benefits associated with the termination of approximately 70 Visual Sciences employees from all functions within the business made redundant by the acquisition, of which $1,607,000 was not yet paid at June 30, 2008. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.
            The following table summarizes the preliminary allocation of the purchase price for Visual Sciences and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$36,590
Property and equipment	10,484
Other assets	157
Acquired intangibles:
Existing technology (3.8 year weighted-average estimated useful life)	20,500
Customer contracts and related relationships (7.3 year weighted-average estimated useful life)	68,500
Core technology (3.5 year weighted-average estimated useful life)	9,500
Maintenance agreements and related relationships (7.0 year weighted-average estimated useful life)	5,700
Patent license (6.6 year weighted-average estimated useful life)	6,783
Goodwill	333,083

Total assets acquired	491,297
Current liabilities	36,466
Long-term liabilities	10,699

Total liabilities assumed	47,165

Net assets acquired	$444,132

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
            In August 2007, Visual Sciences entered into a settlement and patent-license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11,250,000, $2,000,000 of which was paid by Visual Sciences on or about the date of the agreement, $4,250,000 of which was paid by the Company following the closing of the acquisition of Visual Sciences and the remaining $5,000,000 of which must be paid by the Company in quarterly installments beginning on March 31, 2008, of which $1,000,000 was paid during the six months ended June 30, 2008. As of the date of the acquisition, the Company recorded a liability equal to the net present value of the total remaining license payments based upon the Company’s estimated incremental borrowing rate of 6.0%. At June 30, 2008, the amount of unpaid license payments related to this settlement and patent-license agreement, discounted to its net present value was $3,743,000, of which $1,816,000 was included in accrued liabilities and $1,927,000 was included in other liabilities in the condensed consolidated balance sheet.
            On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2,000,000, $1,150,000 of which was paid by Visual Sciences prior to the acquisition and $200,000 that was accrued by Visual Sciences prior to the acquisition and subsequently paid by the Company during the six months ended June 30, 2008. The remaining $650,000 must be paid in

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
annual installments, which are capped at $200,000 per year and calculated based on revenue of Visual Sciences, LLC products for each year.
            The determination of the final purchase price is subject to potential adjustments as the Company finalizes its accounting for acquisition-related costs. The purchase price allocation could differ from that reflected above after a final detailed review of all assets and liabilities, including income taxes, has been completed. The final purchase price allocation is expected to be completed by December 31, 2008. The Company does not expect any changes to the purchase price allocation to materially increase or decrease operating and amortization expenses, but they may have a material effect on the amount of recorded goodwill.
            The following unaudited pro forma information presents the condensed consolidated results of operations of the Company, Touch Clarity, Offermatica Corporation (“Offermatica”) and Visual Sciences as if these acquisitions had occurred on January 1, 2007 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Revenues	$53,240	$74,898	$100,923	$147,744
Loss from operations	(12,747)	(8,634)	(27,002)	(20,577)
Net loss	(13,038)	(3,183)	(28,116)	(12,608)
Net loss per share, basic and diluted	$(0.21)	$(0.04)	$(0.46)	$(0.18)
3. Stock-based Compensation
Equity Incentive Plans
            In connection with the acquisition of Offermatica, the Company’s Board of Directors adopted the Omniture, Inc. 2007 Equity Incentive Plan (the “2007 Plan”) and in connection with the acquisition of Visual Sciences, the Company’s Board of Directors adopted the Omniture, Inc. 2008 Equity Incentive Plan (the “2008 Plan”). The 2007 Plan and the 2008 Plan provide for the grant of nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and performance shares to the Company’s employees, consultants and directors who were not employed or providing services to the Company at the time of the consummation of the related acquisition. At June 30, 2008, the Company had authorized 929,590 and 89,191 shares of its common stock for issuance under the 2008 Plan and 2007 Plan, respectively.
            In connection with the acquisition of Visual Sciences, the Company also assumed the WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan, the WebSideStory, Inc. 2004 Equity Incentive Award Plan, the WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan and the Avivo Corporation 1999 Equity Incentive Plan. The Company assumed all outstanding stock options and unvested restricted stock awards granted under these plans. These outstanding options and restricted stock awards (“RSAs”) will continue to be subject to the original terms and conditions in existence immediately prior to the closing of the acquisition, except that the number of shares and relative exercise prices were adjusted pursuant to the option exchange ratio provided for in the Visual Sciences merger agreement. These options typically vest in equal monthly installments over a one-to-four year period from the date of grant of the original option and expire seven or ten years from the original grant date. The RSAs generally vest in equal annual installments over a four-year period. The Company will not grant additional stock options or RSAs under these assumed plans.
            On January 1, 2008, the number of authorized shares of common stock available for issuance under the Omniture, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) was increased by 3,043,344 in accordance with the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan.
            At June 30, 2008, a total of 1,273,588 shares of common stock were available for grant under the Company’s equity incentive plans.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
Employee Stock Purchase Plan
            During the six months ended June 30, 2008, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock available for issuance under the Omniture, Inc. 2006 Employee Stock Purchase Plan (the “2006 ESPP”) by 608,668 in accordance with the provisions of the 2006 ESPP. The Company issued 5,367 shares of common stock under the 2006 ESPP during the six months ended June 30, 2008. At June 30, 2008, a total of 1,575,326 shares of common stock were reserved for future issuance under this plan.
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
            The expected option term for options granted through December 31, 2007 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Effective January 1, 2008, the Company no longer uses the simplified method and instead derives its expected term from an analysis of its historical exercise data combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. As a result of this change in estimate, the Company’s net loss per share did not change for the six months ended June 30, 2008; however, the Company’s loss from operations, loss before income taxes and net loss for the six months ended June 30, 2008 were each lower than they would have been using the previous assumptions by approximately $456,000. The total estimated fair value of stock options granted during the six months ended June 30, 2008 was approximately $7,440,000 or 25% lower than if the Company had continued to use the simplified method.
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
            During the three months ended June 30, 2007 and 2008, the Company recorded compensation expense related to these stock option awards totaling $3,575,000 and $6,412,000, respectively, and $5,219,000 and $11,660,000 during the six months ended June 30, 2007 and 2008, respectively. At June 30, 2008, there was $74,563,000 of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.1 years.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
            The fair value of stock option awards granted during the six months ended June 30, 2007 and 2008 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Six Months
	Ended June 30,
	2007	2008
Expected volatility	43%-60%	52%-53%
Expected term (in years)	4.0-6.1	3.8
Risk-free interest rate	4.5%-4.9%	2.1%-3.2%
Expected dividends	—	—
Stock Option Activity
            The following table summarizes activity under the Company’s stock plans for the six months ended June 30, 2008:

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Outstanding	Exercise Price	Term	Intrinsic
	Equity Awards	Per Share	(in Years)	Value(2)
				(in thousands)
Outstanding at January 1, 2008	10,130,803	$10.51
Granted	3,025,565	23.55
Assumed in connection with the acquisition of Visual Sciences	1,749,500	23.91
Exercised	(1,304,090)	6.72
Canceled	(937,622)	23.92

Outstanding at June 30, 2008	12,664,156	14.87	8.0	$76,634

Vested and expected to vest at June 30, 2008 (1)	8,798,148	18.48	8.4	26,696

Exercisable at June 30, 2008	3,567,640	11.83	6.8	29,115

(1)	Includes only stock option awards granted since January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at June 30, 2008.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
            Additional information related to activity under the Company’s stock plans during the six months ended June 30, 2007 and 2008 is as follows:

	Six Months
	Ended June 30,
	2007		2008
Weighted-average, grant-date fair value of stock options granted	$10.78	(1)	$10.57	(2)
Weighted-average exercise price of stock options granted	17.83	(1)	23.68	(2)
Aggregate intrinsic value of stock options exercised (in thousands) (3)	13,731		33,028
Weighted-average, grant-date fair value of stock options forfeited (4)	$13.14		$11.42
Number of stock options forfeited (4)	168,433		703,227

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.

(2)	Includes the stock options assumed in connection with the acquisition of Visual Sciences that had a weighted-average fair value of $11.93 and a weighted-average exercise price of $23.91.

(3)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the market price of the Company’s common stock at the date of exercise.

(4)	Includes only stock options granted since January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.
Deferred Stock-based Compensation
            Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. The Company recorded stock-based compensation expense related to these stock options of $244,000 and $196,000 for the three months ended June 30, 2007 and 2008, respectively, and $485,000 and $401,000 for the six months ended June 30, 2007 and 2008, respectively. At June 30, 2008, $772,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
RSUs and RSAs
            The following table summarizes activity during the six months ended June 30, 2008 related to RSUs and RSAs:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested RSUs at December 31, 2007	225,000	$33.29
Granted	907,724	24.12
Unvested RSAs assumed in the Visual Sciences acquisition	125,773	24.09
Vested	(111,587)	30.38
Forfeited	(128,243)	29.10

Unvested RSUs and RSAs at June 30, 2008	1,018,667	24.83

            During the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense related to RSUs and RSAs of $1,543,000 and $5,241,000, respectively, including $64,000 and $2,778,000 that was recognized during the three and six

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
months ended June 30, 2008, respectively, as a result of the acceleration of vesting upon the termination date of 10 employees, pursuant to the original terms of their awards. At June 30, 2008, there was $23,633,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.6 years.
Repurchases of Vested Restricted Stock
            The Company’s equity incentive plans provide that employees can elect to forfeit vested shares of restricted stock to pay for the minimum statutory tax withholding obligations related to the vesting of RSAs and RSUs. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such elections by the Company’s employees, during the six months ended June 30, 2008, the Company effectively repurchased a total of 39,099 shares of common stock. The Company has recorded $963,000 as a financing activity for these repurchases in the condensed consolidated statement of cash flows for the six months ended June 30, 2008.
Stock-based Compensation Expense
            Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Cost of subscription, license and maintenance revenues	$434	$865	$727	$2,492
Cost of professional services and other revenues	106	232	210	491
Sales and marketing	1,540	3,119	2,215	6,277
Research and development	687	1,512	1,070	3,840
General and administrative	1,052	2,423	1,482	4,202

	$3,819	$8,151	$5,704	$17,302

4. Concentrations of Credit Risk and Significant Customers
            No customer accounted for 5% or greater of accounts receivable at December 31, 2007. One customer accounted for 13% of accounts receivable at June 30, 2008. At December 31, 2007 and June 30, 2008, tangible assets located outside the United States were not material.
            No customer and no single foreign country accounted for more than 10% of total revenues for the three and six months ended June 30, 2007 and 2008. Subscription, license and maintenance revenues accounted for 91% and 90% of total revenues for the three months ended June 30, 2007 and 2008, respectively, and 92% and 90% of total revenues for the six months ended June 30, 2007 and 2008, respectively.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
            The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Revenues from customers within the United States	$24,709	$52,024	$47,257	$98,108
Revenues from customers outside the United States	8,770	19,596	15,375	36,725

Total revenues	$33,479	$71,620	$62,632	$134,833

Revenues from customers outside the United States as a percentage of total revenues	26%	27%	25%	27%
5. Net Loss Per Share
            The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(4,056)	$(6,461)	$(6,502)	$(19,403)

Denominator:
Weighted-average common shares outstanding	50,544	72,086	49,584	70,812
Weighted-average common shares outstanding subject to repurchase	(753)	(366)	(812)	(362)

Denominator for basic and diluted net loss per share	49,791	71,720	48,772	70,450

            The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Common shares outstanding subject to repurchase	743	356	801	353
Employee stock awards	5,368	4,204	5,468	4,323
Warrants	240	241	241	241
Unvested RSAs and RSUs	—	25	—	23

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
6. Balance Sheet Accounts
Property and Equipment
            Property and equipment consisted of the following (in thousands):

	December 31,	June 30,
	2007	2008

Computers, equipment and software	$63,791	$97,512
Furniture and fixtures	1,117	3,089
Leasehold improvements	1,723	4,973

	66,631	105,574
Less: accumulated depreciation and amortization	(35,417)	(47,294)

	$31,214	$58,280

Goodwill and Intangible Assets
            The changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$94,960
Goodwill related to Visual Sciences acquisition	333,083
Net adjustments to goodwill related to 2007 acquisitions	3,340

Balance at June 30, 2008	$431,383

            Intangible assets consisted of the following (in thousands):

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$31,100	$2,433	$28,667
Customer contracts and related relationships	13,300	998	12,302
Patent licenses	11,824	2,969	8,855
Other	1,777	1,157	620
Non-compete agreements	600	275	325

	$58,601	$7,832	$50,769

	June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$61,100	$9,900	$51,200
Customer contracts and related relationships	81,800	6,279	75,521
Patent licenses	18,607	4,384	14,223
Maintenance agreements	5,700	370	5,330
Other	1,777	1,319	458
Non-compete agreements	600	425	175

	$169,584	$22,677	$146,907

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
            The Company is amortizing its intangible assets on a straight-line basis over a period of two to nine years. The weighted-average remaining amortization period of all intangible assets was 5.3 years and 5.6 years at December 31, 2007 and June 30, 2008, respectively.
            Amortization expense related to intangible assets was $1,541,000 and $7,973,000 for the three months ended June 30, 2007 and 2008, respectively, and $2,447,000 and $14,886,000 for the six months ended June 30, 2007 and 2008, respectively.
            At June 30, 2008, the Company expects to recognize amortization expense on intangible assets as follows (in thousands):

Remaining six months in 2008	$15,751
2009	31,162
2010	24,683
2011	24,096
2012	20,928
Thereafter	30,287

$146,907

Other Liabilities
            Other liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2007	2008

Deferred tax liabilities	$4,047	$10,086
Other liabilities	375	2,815

	$4,422	$12,901

7. Notes Payable
            Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	June 30,
	Rate	Date	2007	2008

Draw on revolving line of credit	variable rate	Aug. 2008	$500	$500
Draw on second equipment facility	7.55	Jan. 2009	722	389
Draw on second equipment facility	7.77	Feb. 2009	428	244
Draw on second equipment facility	8.03	Mar. 2009	833	500
Draw on second equipment facility	8.38	April 2009	962	601
Draw on second equipment facility	8.79	June 2009	1,172	781
Draw on second equipment facility	7.25	Dec. 2011	2,364	2,105
Draw on second equipment facility	6.00	Mar. 2012	—	2,840
Draw on second equipment facility	5.00	June 2012	—	5,000
Bank note payable	9.07	April 2010	310	247
Other notes payable	variable rate	May 2009	64	37

			7,355	13,244
Less: current portion			(4,407)	(5,588)

Notes payable, excluding current portion			$2,948	$7,656

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
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
            In August 2007, the Company entered into a third amendment (the “2007 Amendment”) of the Equipment Line of Credit, which increased the total equipment facility to $20,000,000, of which $9,608,000 was advanced prior to the 2007 Amendment, and increased the Revolving Line to $10,000,000. The first $3,000,000 of borrowings under the Revolving Line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the Revolving Line may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the Revolving Line accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate, which equated to a rate of 5.00% as of June 30, 2008, or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. The 2007 Amendment modified or eliminated certain covenants in the prior loan amendments. At June 30, 2008, the Company was not in compliance with a financial covenant contained in the 2007 Amendment, however, the Company has obtained a compliance waiver from the lender related to this covenant. Subsequent to June 30, 2008, the 2007 Amendment was amended to extend to October 16, 2008, the date which borrowings under the Revolving Line may be made and must be repaid.
            During the six months ended June 30, 2008, the Company also issued a standby letter-of-credit, related to a facility lease, under the 2007 Amendment in the amount of $1,280,000. The amount available for the Company to draw under the Revolving Line of Credit is reduced by the amount of this standby letter-of-credit until it is cancelled.
            The aggregate maturities of notes payable at June 30, 2008 were as follows (in thousands):

Year Ending December 31,
Remaining six months in 2008	$3,369
2009	3,545
2010	2,658
2011	2,780
2012	892

$13,244

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
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
            The following table represents the financial instruments of the Company subject to SFAS No. 157 and the valuation approach applied to each class of security (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices
	in Active	Significant
	Markets For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash equivalents:
Money market funds	$1,657	$—	$—	$1,657
U.S. Treasury Bills	19,979	—	—	19,979
Short-term investments:
U.S. Treasury Bills	4,980	—	—	4,980
Corporate debt securities	—	9,971	—	9,971
Long-term investments:
Auction rate securities	—	—	20,432	20,432

	$26,616	$9,971	$20,432	$57,019

            The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended June 30, 2008 (in thousands):

Auction Rate
Securities

Beginning balance at January 1, 2008	$—
Transfers in to Level 3	21,500
Unrealized losses included in other comprehensive loss	(1,068)

Ending balance at June 30, 2008	$20,432

Total unrealized losses for the period included in other comprehensive loss attributable to the change in fair value relating to assets still held at June 30, 2008	$(1,068)
            At June 30, 2008, the Company held AAA-rated auction rate securities with a total estimated fair value of $20,432,000. Auction rate securities are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss.
            Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company used an internally developed model of the expected future cash flows related to the securities over projected one to five year periods which are reflective of the length of time the Company anticipates it could take the securities to become liquid. As a result of the estimated fair value, the Company has determined a temporary impairment in the valuation of these securities of $1,068,000 and has recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on the Company’s balance sheet at June 30, 2008. Due to the uncertainty related to the liquidity in the auction rate security market and the Company’s determination at June 30, 2008 that it has the ability and intent to hold these investments until the anticipated recovery in market value occurs, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheet.
9. Income Taxes
            The Company calculates its interim tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods. At the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary year-to-date income or loss. In addition, the effect of changes in enacted tax laws, rates or other discrete items affecting the Company’s effective tax rate are recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including, but not limited to, the expected operating income or loss for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the Company’s provision for income taxes may change as new events occur, additional information becomes available or as the tax environment changes.
            At June 30, 2008, the Company had approximately $775,000 in unrecognized tax liabilities under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, all of which were assumed as part of the acquisition of Visual Sciences. For the three and six months ended June 30, 2008, the Company accrued $6,000 and $14,000, respectively, in additional interest expense related to these unrecognized tax liabilities. Any interest and penalties incurred on the settlement of outstanding tax positions are recorded as a component of interest expense. The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.
            During the six months ended June 30, 2008, the Company’s net deferred tax liabilities increased by $5,986,000 primarily related to deferred tax liabilities associated with the Visual Sciences acquisition.
            The Company’s effective income tax rate for the three and six months ended June 30, 2008 was a tax benefit of approximately 45% and 27%, respectively, compared to tax provisions of 2% for each of the same periods in 2007. As of June 30, 2008, the Company estimated its annual effective tax rate for the year ended December 31, 2008 to be 25%, excluding certain one-time discrete items.
            The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2003 through 2007 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
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
            Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	June 30,
	2007	2008

Gross	$925	$858
Less accumulated amortization	(389)	(423)

Net carrying amount	$536	$435

            The future minimum lease payments under noncancelable capital and operating leases at June 30, 2008 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases

Remaining six months in 2008	$145	$5,632
2009	182	11,009
2010	27	9,200
2011	—	4,862
Thereafter	—	5,147

Total minimum lease payments	354	$35,850

Less: imputed interest	(22)

Present value of minimum lease payments	332
Less: current portion	(237)

Capital lease obligations, less current portion	$95

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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements-(Continued)
(unaudited)
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
     These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the impact of quarterly fluctuations of revenue and operating results; the acceptance of our pricing model; our business plan and growth management; operating expenses including research and development expenses, general and administrative expenses; business expansion; expansion of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization; changing technological developments; expansion of product and service offerings, including the development of new and improved services; scalability, reliability, efficiency and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; future acquisitions of new customers; customer renewal rates; our expectations concerning relationships with third parties, including technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market and the competitive factors that impact the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreements with NetRatings, Inc., or NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; adequacy of our capital resources to fund operations and growth; customer costs of ownership; expenditures related to equipment operating leases; and our ability to liquidate auction rate securities without loss.
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
     We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $62.6 million for the six months ended June 30, 2007 to $134.8 million for the six months ended June 30, 2008. Our total cost of revenues and total operating expenses have increased from $69.5 million for the six months ended June 30, 2007 to $162.3 million for the six months ended June 30, 2008. Our loss from operations increased from $6.9 million for the six months ended June 30, 2007 to $27.5 million for the six months ended June 30, 2008. Our net loss increased from $6.5 million for the six months ended June 30, 2007 to $19.4 million for the six months ended June 30, 2008. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2002 have been derived from subscription fees for our services, which represented approximately 94% of total revenues in 2006 and 92% of total revenues in 2007. Subscription fees represented 92% of our total revenues for the six months ended June 30, 2007 and 90% of total revenues for the six months ended June 30, 2008.
     We provide our online business optimization services to businesses in 101 countries. During the six months ended June 30, 2007, our services captured over one trillion transactions and during the six months ended June 30, 2008, our services captured over 1.7 trillion transactions for nearly 4,700 customers.
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
     Historically, most of our revenues have resulted from the sale of our services to companies located in the United States. During 2007, we acquired two European-based companies, in part due to our strategy to expand our international sales operations by growing our direct sales force abroad. Additionally, in January 2008, we acquired Visual Sciences, Inc., or Visual Sciences, which has significant European operations. We have also utilized, and intend to continue utilizing, resellers and other sales channel relationships with third parties, to expand our international sales operations. As a result of these efforts, our revenues from customers outside of the United States increased from 17% of total revenues in 2006 to 26% of total revenues in 2007. Our revenues from customers outside the United

States increased from 25% of total revenues for the six months ended June 30, 2007 to 27% of total revenues for the six months ended June 30, 2008.
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
     The preliminary aggregate purchase price was approximately $444.1 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs and (6) a license payment of approximately $2.3 million to NetRatings in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings, Inc. in August 2007.
     We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. In addition, as of June 30, 2008, we will be required to pay up to an additional $0.2 million in cash consideration as these restricted stock awards vest.
How We Generate Revenues
     Our revenues are classified into two types: (1) subscription, license and maintenance revenues and (2) professional services and other revenues. Subscription, license and maintenance revenues accounted for 94% of total revenues in 2006, 92% of total revenues in 2007 and 90% of total revenues for the six months ended June 30, 2008.
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
     During the three and six months ended June 30, 2008, we recognized approximately $0.4 million and $1.0 million, respectively, of revenues from the sale of perpetual software licenses related to our Discover OnPremise software, a software product acquired in connection with our acquisition of Visual Sciences. Pricing of these perpetual software licenses was based on a standard price list with volume and marketing related discounts, and they were sold with the first year of post-contract services, installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes. For contracts with multiple elements, we recognize revenue using the residual method in accordance with Statement of Position, or SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. Revenues associated with sale of term software licenses are recognized over the period of the license agreement. None of our 2007 revenues were derived from the sale of software licenses.
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
     We allocate overhead such as rent and other occupancy costs, telecommunications charges and non-network related depreciation to all departments based on headcount. As a result, general overhead expenses are reflected in each cost of revenues and operating expense item. Our cost of revenues and operating expenses also include stock-based compensation expenses related to the following: (1) the fair value of stock options, restricted stock awards, or RSAs, and restricted stock units, or RSUs, issued to employees on or after January 1, 2006, including unvested options and RSAs assumed in connection with acquisitions; (2) stock options issued to employees prior to 2006 in situations in which the exercise price was less than the deemed fair value of our common stock on the date of grant; and (3) stock options issued to non-employees.
Trends in Our Business
     Our business has grown rapidly. Our total revenues have grown from $3.7 million in 2002 to $143.1 million in 2007, representing an average annual growth rate of approximately 109%. Our revenues for the six months ended June 30, 2008 were $134.8 million. This growth has been driven primarily by an expansion of our customer base, including those customers obtained through the Visual Sciences acquisition, coupled with increased subscription revenues from existing customers. To date, we have derived a substantial majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. As demonstrated, in part, by our recent acquisitions of Touch Clarity Limited, or Touch Clarity, Offermatica Corporation, or Offermatica, and Visual Sciences, we expect that revenues associated with our current and future services other than Omniture SiteCatalyst will continue to increase over time and continue to reduce the percentage of total revenues generated by Omniture SiteCatalyst.
     In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will continue to increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 17% of total revenues for 2006 to 26% of total revenues for 2007. Our revenues from customers outside the United States increased from 25% of total revenues for the six months ended June 30, 2007 to 27% of total revenues for the six months ended June 30, 2008. Additionally, we expect the percentage of total revenues derived from our largest customers to further decrease over time as a result of continued expansion of our customer base.
     If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Our gross margins increased from 60% for 2006 to 63% for 2007, primarily due to more efficient utilization of our network hardware. Our gross margins decreased from 63% for the six months ended June 30, 2007 to 57% for the six months ended June 30, 2008, primarily due to reduced revenues resulting from the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense. We are seeking to achieve further economies of scale as we continue expanding our network infrastructure, resulting in a reduction over time of network operations costs as a percentage of total revenues, compared to our gross margins for the six months ended June 30, 2008. We also expect the negative effect on gross margins resulting from the adjustment to the deferred revenue acquired from Visual Sciences to decrease during the remainder of 2008.
     During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources. During 2007, we leased equipment under operating leases with total future minimum lease payments of approximately $10.9 million. While we did not lease any equipment under operating leases during the six months ended June 30, 2008, we expect equipment acquired under operating leases to increase for the full year 2008 in absolute dollars, compared to the year ended December 31, 2007. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.
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
     We have also experienced, and expect to continue to experience, rapid growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 353 at December 31, 2006, to 1,045 at June 30, 2008. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues, compared to the six months ended June 30, 2008, due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of personnel from our acquisitions completed in 2007 and during the first quarter of 2008, along with any future acquisitions.
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
     We expect stock-based compensation expenses to continue to increase in absolute dollars primarily due to the stock awards granted during 2007 and the six months ended June 30, 2008 and stock awards we expect to grant during the remainder of 2008. Since the first quarter of 2006, we have recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At June 30, 2008, there was $74.6 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $23.6 million of total unrecognized compensation cost related to unvested RSUs and RSAs. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and RSUs and RSAs expected to vest. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 3.1 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.6 years.
     In January 2008, we completed the acquisition of Visual Sciences. In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.
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

Results of Operations
     The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Revenues:
Subscription, license and maintenance	91%	90%	92%	90%
Professional services and other	9	10	8	10

Total revenues	100	100	100	100
Cost of revenues:
Subscription, license and maintenance	33	38	32	38
Professional services and other	5	5	5	5

Total cost of revenues	38	43	37	43

Gross margin	62	57	63	57
Operating expenses:
Sales and marketing	46	45	46	47
Research and development	12	12	11	14
General and administrative	17	17	17	16

Total operating expenses	75	74	74	77

Loss from operations	(13)	(17)	(11)	(20)
Interest income	2	1	3	1
Interest expense	(1)	—	(1)	—
Other expense	—	—	(1)	—

Loss before provision for (benefit from) income taxes	(12)	(16)	(10)	(19)
Provision for (benefit from) income taxes	—	(7)	—	(5)

Net loss	(12)%	(9)%	(10)%	(14)%

Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Subscription, license and maintenance	$30,604	$64,601	111%	$57,924	$121,770	110%
Professional services and other	2,875	7,019	144	4,708	13,063	177

Total revenues	$33,479	$71,620	114%	$62,632	$134,833	115%

     Subscription, license and maintenance revenues increased $34.0 million and $63.8 million, respectively, during the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to the growth in the number of customers for our subscription services, including the customers acquired in the Offermatica and Visual Sciences acquisitions, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data and the number of our services that they contracted to use. Professional services and other revenues increased $4.1 million and $8.4 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services, including those customers acquired in the Offermatica and Visual Sciences acquisitions, and additional staffing available to provide consulting and training services to support increased customer demand.

     The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Revenues from customers within the United States	$24,709	$52,024	111%	$47,257	$98,108	108%
Revenues from customers outside the United States	8,770	19,596	123	15,375	36,725	139

Total revenues	$33,479	$71,620	114%	$62,632	$134,833	115%

Revenues from customers outside the United States as a percentage of total revenues	26%	27%		25%	27%
     Revenues from customers outside of the United States grew from 26% of total revenues during the three months ended June 30, 2007 to 27% of total revenues during the three months ended June 30, 2008 and from 25% of total revenues during the six months ended June 30, 2007 to 27% of total revenues during the six months ended June 30, 2008 as a result of our ongoing efforts to expand the size of our sales force and increase the number of locations outside of the United States where we conduct business and our international selling and marketing activities. No single foreign country and no customer accounted for more than 10% of total revenues during the three and six months ended June 30, 2007 and 2008.
Cost of Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Subscription, license and maintenance	$11,032	$27,071	145%	$20,492	$50,864	148%
Professional services and other	1,717	3,627	111	2,995	6,761	126

Total cost of revenues	$12,749	$30,698	141%	$23,487	$57,625	145%

     The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Subscription, license and maintenance	36%	42%	35%	42%
Professional services and other	60%	52%	64%	52%
     Cost of subscription, license and maintenance revenues increased $16.0 million from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to a $4.3 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, partly due to the Offermatica and Visual Sciences acquisitions, a $2.8 million increase in co-location costs associated with housing and operating network hardware, and a $2.8 million increase in depreciation and operating lease expense related to purchases of network infrastructure equipment, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. Our cost of subscription, license and maintenance revenues also increased by $3.8 million for the amortization of intangible assets acquired in the Offermatica and Visual Sciences acquisitions, and by $0.4 million from stock-based compensation expense.

     Cost of subscription, license and maintenance revenues increased $30.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to a $8.2 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, partly due to the Touch Clarity, Offermatica and Visual Sciences acquisitions, a $5.1 million increase in depreciation and operating lease expense related to additional investment in our network infrastructure hardware and a $4.4 million increase in co-location costs associated with housing and operating network hardware, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase was also partially due to $7.5 million in amortization of the intangible assets acquired in the Instadia A/S, or Instadia, Touch Clarity, Offermatica, and Visual Sciences acquisitions and a $1.8 million increase in stock-based compensation.
     Gross margin associated with subscription, license and maintenance revenues decreased to 58% for the three months ended June 30, 2008 from 64% for the three months ended June 30, 2007. Gross margin associated with subscription revenues decreased to 58% for the six months ended June 30, 2008 from 65% for the six months ended June 30, 2007. These decreases in gross margins for subscription license and maintenance revenues are primarily due to reduced revenues resulting from the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense.
     Cost of professional services and other revenues increased $1.9 million from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to a $1.1 million increase in employee salaries and benefits and related costs, a $0.2 million increase in travel-related expenses, and a $0.1 million increase in stock-based compensation, principally resulting from increased staffing, partly due to the Offermatica and Visual Sciences acquisitions. Cost of professional services and other revenues increased $3.8 million from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to a $2.6 million increase in employee salaries and benefits and related costs, a $0.4 million increase in travel-related expenses, and a $0.3 million increase in stock-based compensation, all partly due to the Offermatica and Visual Sciences acquisitions.
     Gross margin associated with professional services increased to 48% for the three months ended June 30, 2008 from 40% for the three months ended June 30, 2007, and increased to 48% for the six months ended June 30, 2008 from 36% for the six months ended June 30, 2007, primarily due to increased productivity of professional services personnel in 2008 and due to higher utilization of the professional services staff, as well as the acquisition of Visual Sciences, as the Visual Sciences professional services generally yield a higher gross margin than we have attained historically.
Operating Expenses

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Sales and marketing	$15,343	$32,170	110%	$28,667	$63,386	121%
Research and development	3,969	8,849	123	7,112	18,650	162
General and administrative	5,873	11,815	101	10,259	22,629	121

Total operating expenses	$25,185	$52,834	110%	$46,038	$104,665	127%

Sales and Marketing
     Sales and marketing expenses increased $16.8 million from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to a $6.7 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Offermatica and Visual Sciences acquisitions. The increase was also due to a $2.7 million increase in amortization of intangible assets acquired in the Offermatica and Visual Sciences acquisitions, a $1.6 million increase in stock-based compensation expense, a $1.6 million increase in marketing expenses, primarily associated with our online marketing and annual customer summits, a $1.3 million increase in sales commissions primarily resulting from increased sales, a $1.1 million increase in travel-related costs principally resulting from increased staffing and a $0.8 million increase in office rent expenses.

     Sales and marketing expenses increased $34.7 million from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to a $14.2 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Touch Clarity, Offermatica and Visual Sciences acquisitions. The increase was also due to a $5.0 million increase in amortization of intangible assets acquired in the Instadia, Touch Clarity, Offermatica, and Visual Sciences acquisitions, a $4.1 million increase in stock-based compensation expense, a $3.1 million increase in commission costs due to increased staffing and revenues, a $2.2 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summits, a $2.2 million increase in travel-related costs, principally resulting from increased staffing and a $1.6 million increase in office rent expenses.
Research and Development
     Research and development expenses increased $4.9 million and $11.5 million during the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007. The increases in both the three and six month periods are primarily due to increases in salaries and benefits and related costs of $3.4 million and $7.3 million, respectively, resulting from an increase in staffing, including the Offermatica and Visual Sciences acquisitions for the three month period and the Touch Clarity, Offermatica and Visual Sciences acquisitions for the six month period. In addition, stock-based compensation increased $0.8 million and $2.8 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.
General and Administrative
     General and administrative expenses increased $5.9 million from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to a $2.4 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, a $1.4 million increase in stock-based compensation expense, a $0.9 million increase in outside professional services costs, primarily related to legal and accounting fees to support the growth of our business, and a $0.6 million increase in insurance, taxes and other administrative expenses.
     General and administrative expenses increased $12.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to a $5.0 million increase in employee salaries and benefits and related costs, a $0.7 million increase in travel-related expenses and a $0.5 million increase in recruiting expenses, principally resulting from increased staffing. The increase was also due to a $1.6 million increase in outside professional services costs and a $1.3 million increase in insurance, taxes and other administrative expenses, partly due to increased office space, all primarily resulting from the continued growth of our business including international expansion. Stock-based compensation also increased by $2.7 million.
Stock-based Compensation
     Stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Cost of subscription, license and maintenance revenues	$434	$865	$727	$2,492
Cost of professional services and other revenues	106	232	210	491
Sales and marketing	1,540	3,119	2,215	6,277
Research and development	687	1,512	1,070	3,840
General and administrative	1,052	2,423	1,482	4,202

Total stock-based compensation	$3,819	$8,151	$5,704	$17,302

     Stock-based compensation expense increased $4.3 million and $11.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, primarily due to additional stock-based compensation expense under SFAS No.

123R related to additional stock option grants and additional stock-based compensation related to stock awards assumed by us in connection with the Visual Sciences acquisition. The increase for the three and six months ended June 30, 2008 was also due to $0.6 million and $3.3 million, respectively, related to the acceleration of vesting of 11 former employees’ stock-based awards upon termination of employment.
     Effective January 1, 2008, we decreased our estimated expected term assumption that is used in our Black-Scholes-Merton option-pricing formula from 6.1 years to 3.8 years. For previous periods, we used the simplified method to determine the expected term based upon Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment. Under the simplified method, the expected term of a stock option is equal to the average of the contractual term and the vesting term. We performed an analysis of our historical and expected stock option exercises that considered several factors, including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. Based on this analysis, we have determined that an expected term of 3.8 years is a reasonable estimate of the expected option term. As a result of this change in estimate, our net loss per share did not change for the six months ended June 30, 2008; however, our loss from operations, loss before income taxes and net loss for the six months ended June 30, 2008 decreased by approximately $0.5 million. The total estimated fair value of stock options granted during the six months ended June 30, 2008 was approximately $7.4 million or 25% lower than if we had continued to use the simplified method.
Interest Income, Interest Expense and Other (Expense) Income, Net

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Interest income	$835	$343	$1,471	$1,291
Interest expense	(244)	(230)	(501)	(457)
Other (expense) income, net	(114)	47	(467)	44
     Interest income decreased $0.5 million and $0.2 million during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily as a result of lower interest rate yields on our cash, cash equivalents and investments.
     Other expense, net decreased $0.2 million from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to an increase in net foreign currency transaction gains. Other expense, net decreased $0.5 million from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to an increase in net foreign currency transaction gains of $0.3 million and a $0.2 million realized loss recorded during the three months ended March 31, 2007 related to a foreign currency forward contract entered into in connection with the acquisition of Instadia.
Provision for (benefit from) Income Taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008
Provision for (benefit from) income taxes	$78	$(5,291)	$112	$(7,176)
     The provision for (benefit from) income taxes decreased $5.4 million and $7.3 million during the three and six months ended June 30, 2008, respectively, primarily due to non-cash tax benefits resulting from the reduction in deferred tax liabilities related to the Visual Sciences acquisition.
Liquidity and Capital Resources
     At June 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $48.1 million, short-term investments of $15.0 million, accounts receivable, net of $98.2 million, amounts available under our credit facilities of $8.2 million and under our lease agreements.

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
     We generated $31.6 million of net cash from operating activities during the six months ended June 30, 2008. This cash was primarily generated from a net loss of $19.4 million, adjusted for $43.7 million in non-cash depreciation, amortization and stock-based compensation expenses, a $37.0 million increase in payments received from customers in advance of when we recognized revenues, a $6.2 million increase in accounts payable and a $2.0 million decrease in prepaid and other assets. This increase in operating cash was partially offset by $7.9 million in non-cash tax benefits, a $27.7 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers, along with the timing of payments from these customers and a $2.0 million decrease in accrued and other liabilities. Allowances for accounts receivable increased by $4.4 million during the six months ended June 30, 2008, including $3.1 million in reserves recorded in conjunction with the Visual Sciences acquisition.
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
     We used $68.5 million of net cash in investing activities during the six months ended June 30, 2008. This use of cash primarily resulted from $59.7 million paid related to the Visual Sciences and Offermatica acquisitions, net of cash acquired, $28.0 million to purchase property and equipment, $19.8 million to purchase investments and $2.9 million to purchase intangible assets. This cash used in investing activities was partially offset by sales and maturity of investments of $42.0 million.
Financing Activities
     We generated $7.0 million of net cash from financing activities during the six months ended June 30, 2008, primarily from $8.0 million in proceeds from issuance of notes payable and $6.1 million in proceeds from the exercise of stock options, partially offset by $6.3 million of principal payments on notes payable and capital lease obligations, including the repayment of $4.0 million in notes payable assumed in the Visual Sciences acquisition and $1.0 million related to the repurchase of vested restricted stock.

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
     In August 2007, we entered into a third amendment to the equipment line of credit agreement. This third amendment increased the total equipment facility to $20.0 million, of which $9.6 million was previously advanced, and increased the revolving line of credit to $10.0 million. The first $3.0 million of borrowings under the revolving line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the revolving line of credit may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the revolving line of credit accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. This amendment modified or eliminated certain covenants in the prior loan amendments. At June 30, 2008, we were not in compliance with a financial covenant contained in the 2007 amendment; however, we have obtained a compliance waiver from the lender related to this covenant. Subsequent to June 30, 2008, the third amendment to the equipment line of credit agreement was amended to extend to October 16, 2008, the date which borrowings under the revolving line of credit may be made and must be repaid.
     At June 30, 2008, we had $12.5 million of net borrowings under the second equipment facility that mature at various dates in 2009 through 2012, with a weighted-average interest rate of 6.26%. At June 30, 2008, the $0.5 million outstanding under the revolving line of credit accrued interest at a variable rate equal to the lender’s prime interest rate of 5.00%. During the three months ended March 31, 2008, we also issued a standby letter-of-credit, related to a facility lease, under the 2007 amendment in the amount of $1.3 million. The amount available for us to draw under the revolving line of credit is reduced by the amount of this standby letter-of-credit until it is cancelled.
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
     In August 2007, Visual Sciences entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, and the remaining $5.0 million of which must be paid by us in quarterly installments beginning on March 31, 2008, of which $1.0 million was paid during the six months ended June 30, 2008.
     On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, Inc., entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.3 million of which has been paid and the remaining $0.7 million of which must be paid in annual installments, which are capped at $0.2 million per year and calculated based on revenue of Visual Sciences, LLC products for each year.
     At June 30, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $1.1 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at June 30, 2008. At June 30, 2008, we have determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at June 30, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
Acquisition of Touch Clarity Limited
     In March 2007, we acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The terms of the acquisition provided for the payment of up to $3.0 million in additional consideration during 2008, contingent upon the achievement of certain milestones during 2007. The final determination of whether such milestones were achieved has not yet been completed. Any contingent consideration paid by us would increase the aggregate purchase price and goodwill.
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
     The preliminary aggregate purchase price was approximately $444.1 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs of approximately $4.5 million and (6) a license payment of approximately $2.3 million to NetRatings in accordance with the settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. We accounted for the restructuring charges in accordance with Emerging Issues Task force, or EITF, Issue No. 95-3. We expect to pay all restructuring charges related to the Visual Sciences acquisition by March 31, 2009.
     We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. As of June 30, 2008, we will be required to pay up to an additional $0.2 million in cash consideration as these restricted stock awards vest.
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
     We derive our license revenue from selling perpetual and term software licenses related to our Discover OnPremise software product, which we obtained as part of the Visual Sciences acquisition. We do not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The software licenses are generally sold with the first year of post-contract services, installation and training. As such a combination of these products and service represent a “multiple-element” arrangement for revenue recognition purposes.
     For perpetual software license contracts with multiple elements, we recognize revenue using the residual method in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. For term software licenses contracts, license revenue is recognized over the applicable license term.
     Generally, perpetual software license agreements entered into by us after the date of the acquisition of Visual Sciences entitle the customer to receive, at no additional cost, licenses to certain software released after the date of their license agreement. Revenues associated with these license agreements are recognized over the estimated useful life of the software, which is generally three years.
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
Stock-based Compensation
     Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations, and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.2 million and $0.5 million during the three and six months ended June 30, 2007, and $0.2 million and $0.4 million during the three and six months ended June 30, 2008.
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

     At June 30, 2008, there was $74.6 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $23.6 million of total unrecognized compensation cost related to unvested RSUs and RSAs. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 3.1 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.6 years.
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
     Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. Upon the acquisition of Visual Sciences, we assumed unrecognized tax liabilities of $0.7 million, which Visual Sciences had previously recorded upon its adoption of FIN 48 during the year ended December 31, 2007. We have not incurred a material amount of interest or penalties through June 30, 2008. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We also do not anticipate any events which could cause a change to these uncertainties. We are subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2003 to 2007 remain open in various taxing jurisdictions.
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
Recently Adopted Accounting Pronouncements
     Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as our cash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.
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
     In April 2008, the FASB issued Staff Position No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the potential impact the adoption of FSP No. 142-3 will have on our consolidated financial statements.
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

Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $48.1 million and short-term investments totaling $15.0 million at June 30, 2008. The cash and cash equivalents were invested primarily in United States treasury bills, money market funds and high-quality commercial paper with original maturities of less than 90 days. Our short-term investments were invested primarily in high-quality commercial paper and United States treasury bills with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.
     At June 30, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $1.1 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at June 30, 2008. At June 30, 2008, we have determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at June 30, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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

(b) Changes in Internal Control Over Financial Reporting
     In January 2008, we acquired Visual Sciences. We do not expect this acquisition to materially affect our internal control over financial reporting. We have expanded the scope of a number of our internal processes to include the former operations of Visual Sciences that were not yet fully integrated into our existing internal control processes at June 30, 2008. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
     Set forth below and elsewhere in this quarterly report on Form 10-Q, and in other documents we file with the SEC, are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
Risks Related to Our Business
We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.
     We have incurred significant losses in recent periods, including net losses of $7.7 million in 2006, $9.4 million in 2007 and $19.4 million during the first six months of 2008, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization, as well as stock-based compensation expense associated with the issuance of stock awards and amortization of intangible assets acquired in our acquisitions. At June 30, 2008, we had an accumulated deficit of $67.7 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, increasing our sales force, expansion of our infrastructure to manage our growth and increased complexity of our business, investments to acquire and integrate companies and technologies, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline or grow more slowly than we expect. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     We derive a substantial majority of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive a substantial majority of our revenues from our Omniture SiteCatalyst service in the future. Omniture SiteCatalyst was responsible for 89%, 78% and 66% of our total revenue during 2006, 2007 and during the first six months of 2008, including revenues from Omniture SiteCatalyst HBX, respectively. In 2007 and during the first six months of 2008, 22% and 34% of our revenue, respectively, was derived from products and services other than our Omniture SiteCatalyst service. As a result, we expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst services for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed.
If we are unable to develop or acquire new services, or if the new services that we develop or acquire do not achieve market acceptance, our revenue growth will be harmed.
     Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new or acquired services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have introduced version 2 of Omniture Discover OnDemand and Omniture Genesis, but we have not yet received significant revenues from these services. We have also recently acquired Offermatica and Visual Sciences, resulting in an expansion of our product and service offerings; however, we may experience difficulties in integrating those acquired products and services into our online business optimization platform, and we may not be successful in selling the acquired or integrated products and services into our customer base. Additionally, our existing and prospective customers may develop their own competing technologies or purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, or if we are unsuccessful in increasing revenue from sales of our new or acquired products and services, our revenue growth will decline and our business and operating results will be adversely affected.
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
•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to accept new services or to continue using the products and services of the combined company, including difficulties in migrating HBX customers to SiteCatalyst;

•	difficulties in successfully integrating the management teams and employees of the acquired companies, particularly those of Visual Sciences and Offermatica;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the acquisitions; and

•	potential incompatibility of business cultures.
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
     To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses and made investments in connection with the internal development and acquisition of new products or services, such as Omniture Genesis, Omniture Test&Target, version 2 of Omniture Discover OnDemand, as well as the services of Visual Sciences that we are integrating with our online business optimization platform. Many of these products or services have only recently been commercially introduced by us and may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.
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

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global), Nielsen/NetRatings, a part of the Nielsen Online Unit of the Nielsen Company, Unica Corporation and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. (acquired by Google) and 24/7 Real Media, Inc. (acquired by WPP Group plc); and

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven), Memetrics (acquired by Accenture), Kefta Inc. (acquired by Acxiom Digital) and [x + 1].
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
     In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and preexisting relationships with our current and potential customers. For example, Google Inc. offers a Web analytics service free of charge, and acquired DoubleClick, Inc., one of our strategic partners, in March 2008. Also, Microsoft offers a Web analytics service free of charge, and it acquired aQuantive, Inc. in August 2007. Further, in April 2008, Yahoo! Inc. entered into an agreement to acquire Tensa Kft., more commonly known as IndexTools.
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
     We host our services, and serve all of our customers from 20 third-party data center facilities located in the United States and Europe. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Some of our data center facility agreements require that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. In addition, data centers suitable for the hosting of our services have become limited in supply and availability and, in the future, it may be difficult to obtain additional data center capacity to accommodate our growth or we may be required to incur significant expenditures to acquire or develop capacity that meets our future needs. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged or may be required to incur significant expenditures, either of which scenario would adversely impact our financial condition or operating results.
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
     We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. Our total number of full-time employees increased from 353 at December 31, 2006 to 713 at December 31, 2007. Our total number of full-time employees was 1,045 as of June 30, 2008. In addition, during this same period, we made substantial investments in our network infrastructure operations, research and development and sales and marketing as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies and two companies based in the United States, one of which in particular had significant international reach in its operations. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has resulted in increased responsibilities and has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources and will result in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed. If we are unable to otherwise manage our growth successfully, we may experience unanticipated business problems or interruptions, which may damage our reputation or adversely affect the operating results of our business.
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
     With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. For example, in February 2006, we entered into a settlement and patent cross-license agreement with NetRatings, to resolve a patent infringement lawsuit that NetRatings filed against us in May 2005 and to obtain a non-exclusive, worldwide license to NetRatings’ entire patent portfolio. Under the terms of the agreement, we agreed to pay license fees to NetRatings. Additionally, Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and Visual Sciences, LLC also entered into settlement and license agreements with NetRatings, pursuant to which they agreed to pay license fees to NetRatings in exchange for non-exclusive, worldwide licenses to NetRatings’ patents.
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
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 24 issued patents in the United States, one issued patent in the United Kingdom, as well as 61 United States and 88 related international and foreign patent applications pending. We cannot assure you that any patents will issue with respect to our current patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
     A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, FASB issued SFAS No. 123R. SFAS No. 123R, which we adopted on January 1, 2006, requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS No. 123R, our results of operations in 2006, 2007 and 2008 reflect expenses that are not reflected in prior periods, potentially making it more difficult for investors to evaluate our 2006, 2007 and 2008 results of operations relative to prior periods.

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
     At August 6, 2008, we held approximately $21.5 million of municipal note investments with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, at June 30, 2008, we have classified all of our auction rate holdings as long term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $1.1 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at June 30, 2008. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
     The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through August 6, 2008. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the closing of our acquisition of Visual Sciences in January 2008, we assumed certain options to purchase Visual Sciences common stock outstanding at the time of the closing of the acquisition that were held by non-employee directors of Visual Sciences. These options to purchase Visual Sciences common stock were converted into options to purchase shares of Omniture common stock, or Visual Sciences Transaction Options, based on an option exchange ratio. During the three months ended June 30, 2008, we issued 20,083 shares of Omniture common stock, or Visual Sciences Transaction Shares, to certain former non-employee directors of Visual Sciences in connection with their exercise of certain Visual Sciences Transaction Options with a weighted average exercise price of $19.17. The Visual Sciences Transaction Shares were not registered under the Securities Act of 1933, as amended, or the Securities Act. In issuing the Visual Sciences Transaction Shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.
     During the three months ended June 30, 2008, we repurchased the following shares of common stock in connection with certain employee restricted stock awards issued under the WebSideStory, Inc. 2004 Equity Incentive Award Plan that we assumed in connection with our acquisition of Visual Sciences:

	Total		Total Number of Shares	Maximum Number of
	Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased under
Period	Purchased (1)	Paid per Share	Plans or Programs	the Plans or Programs
April 1-April 30, 2008	3,067	$4.35	—	—
May 1-May 31, 2008	487	23.57	—	—
June 1-June 30, 2008	7,726	22.54	—	—

Total	11,280	17.64

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock awards.
     The shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment of employees holding unvested restricted stock awards were repurchased at the original purchase price of $0.002 per share. For the three months ended on June 30, 2008, these shares consisted of 2,450 shares purchased in April and 661 shares purchased in June. No shares were repurchased at the original purchase price in May.
     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock awards were repurchased at the then current fair market value of the shares. For the three months ended June 30, 2008, these shares consisted of the following:

	Total Number of Shares	Average Price Paid
Period	Purchased	per Share
April 1-April 30, 2008	617	$21.60
May 1-May 31, 2008	487	23.57
June 1-June 30, 2008	7,065	24.65

Total	8,169	24.36

     For the majority of the restricted stock units that vested during the three months ended on June 30, 2008, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the tables above.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders at our annual meeting of stockholders held on May 14, 2008:
     Proposal One:
          To elect two Class II directors to the board of directors to hold office for a three-year term, expiring in 2011:

	Votes For Each	Votes Withheld From
Director	Director	Each Director
Gregory S. Butterfield	61,438,438	2,273,219
John R. Pestana	63,316,772	394,885
     In addition to the two directors elected at the annual meeting of stockholders, the following individuals will continue to serve as directors: D. Fraser Bullock, Dana L. Evan, Mark P. Gorenberg, Joshua G. James, and Rory T. O’Driscoll.
     Proposal Two
          To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstentions
63,447,931	246,393	17,331

ITEM 5. Other Information
     On August 7, 2008, we entered into an amendment with Silicon Valley Bank to that certain Third Amended and Restated Loan and Security Agreement, dated August 17, 2007, to extend the maturity date with respect to our revolving line of credit under and to waive certain requirements with respect to the agreement. This description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which is attached hereto as Exhibit 4.3B and is incorporated herein by this reference.
ITEM 6. Exhibits

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
2.1	Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007
2.2	Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007
2.3	Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007
2.4	Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative	10-K	000-52076	2.4	February 29, 2008
3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007
4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006
4.3A	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1	August 21, 2007
4.3B	Silicon Valley Bank First Amendment to Third Amended and Restated Loan and Security Agreement, dated August 7, 2008					X
4.4	Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1	February 20, 2007
10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006
10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006
10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006
10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006
10.3A	2006 Equity Incentive Plan of Registrant	10-K	000-52076	10.3A	March 23, 2007
10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007
10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3	May 15, 2007

10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10.3D	November 9, 2007
10.3E	Form of Restricted Stock Unit Award Agreement - Non-U.S. Participants used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3E	February 29, 2008
10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006
10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006
10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008
10.6	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008
10.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008
10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008
10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008
10.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9	February 1, 2008
10.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10	February 1, 2008
10.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11	February 1, 2008
10.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12	February 1, 2008
10.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13	February 1, 2008

10.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14	February 1, 2008
10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007
10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007
10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007
10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007
10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006
10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007
10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006
10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006
10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006
10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006
10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006
10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006
10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008
10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008
10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008
10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006
10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006
10.22	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John F. Mellor	S-1	333-132987	10.14	June 22, 2006
10.24	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006
10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007
10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008
10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008
10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008
10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008
10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008
10.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29A	February 29, 2008
10.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29B	February 29, 2008

10.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29C	February 29, 2008
10.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.	10-K	000-52076	10.29D	February 29, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)
Date: August 8, 2008	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	/s/ Michael S. Herring
Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
2.1	Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007
2.2	Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007
2.3	Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007
2.4	Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative	10-K	000-52076	2.4	February 29, 2008
3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006
3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007
4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006
4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3A	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1	August 21, 2007
4.3B	Silicon Valley Bank First Amendment to Third Amended and Restated Loan and Security Agreement, dated August 7, 2008					X
4.4	Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1	February 20, 2007
10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006
10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006
10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006
10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006
10.3A	2006 Equity Incentive Plan of Registrant	10-K	000-52076	10.3A	March 23, 2007
10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3B	March 23, 2007
10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3	May 15, 2007
10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10.3D	November 9, 2007

10.3E	Form of Restricted Stock Unit Award Agreement - Non-U.S. Participants used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3E	February 29, 2008
10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006
10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006
10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008
10.6	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008
10.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008
10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008
10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008
10.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9	February 1, 2008
10.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10	February 1, 2008
10.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11	February 1, 2008
10.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12	February 1, 2008
10.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13	February 1, 2008
10.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14	February 1, 2008

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007
10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007
10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007
10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007
10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006
10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007
10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006
10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006
10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006
10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006
10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006
10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006
10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008
10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008
10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008
10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006
10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006
10.22	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006
10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John F. Mellor	S-1	333-132987	10.14	June 22, 2006

10.24	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006
10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007
10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008
10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008
10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008
10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008
10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008
10.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29A	February 29, 2008
10.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29B	February 29, 2008
10.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29C	February 29, 2008

10.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.	10-K	000-52076	10.29D	February 29, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer					X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.