Form 10-Q
period 2008-09-30
Omniture, Inc.
filed 2008-11-10
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 72,930,579 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on November 6, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	September 30,
	2007	2008
Assets:
Current assets:
Cash and cash equivalents	$77,765	$71,691
Short-term investments	56,924	4,997
Accounts receivable, net of allowances of $4,730 and $10,554 at December 31, 2007 and September 30, 2008, respectively	51,971	95,191
Prepaid expenses and other current assets	3,663	5,458

Total current assets	190,323	177,337
Property and equipment, net	31,214	64,906
Intangible assets, net	50,769	139,018
Goodwill	94,960	419,477
Long-term investments	—	19,768
Other assets	3,457	2,651

Total assets	$370,723	$823,157

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,470	$11,910
Accrued liabilities	17,126	32,509
Current portion of deferred revenues	42,041	91,968
Current portion of notes payable	4,407	4,765
Current portion of capital lease obligations	246	209

Total current liabilities	70,290	141,361
Deferred revenues, less current portion	1,815	9,420
Notes payable, less current portion	2,948	7,010
Capital lease obligations, less current portion	173	65
Other liabilities	4,422	5,899
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	61	72
Additional paid-in capital	340,424	746,602
Deferred stock-based compensation	(1,182)	(568)
Accumulated other comprehensive income (loss)	40	(1,753)
Accumulated deficit	(48,268)	(84,951)

Total stockholders’ equity	291,075	659,402

Total liabilities and stockholders’ equity	$370,723	$823,157

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Revenues:
Subscription, license and maintenance	$34,358	$69,554	$92,282	$191,324
Professional services and other	3,024	8,227	7,732	21,290

Total revenues	37,382	77,781	100,014	212,614
Cost of revenues:
Subscription, license and maintenance	12,081	28,860	32,573	79,724
Professional services and other	1,752	4,056	4,747	10,817

Total cost of revenues	13,833	32,916	37,320	90,541

Gross profit	23,549	44,865	62,694	122,073
Operating expenses:
Sales and marketing	15,716	32,705	44,383	96,091
Research and development	4,656	9,190	11,768	27,840
General and administrative	6,383	11,364	16,642	33,993

Total operating expenses	26,755	53,259	72,793	157,924

Loss from operations	(3,206)	(8,394)	(10,099)	(35,851)
Interest income	2,278	368	3,749	1,659
Interest expense	(185)	(261)	(686)	(718)
Other income (expense), net	102	(585)	(365)	(541)

Loss before income taxes	(1,011)	(8,872)	(7,401)	(35,451)
Provision for income taxes	89	8,408	201	1,232

Net loss	$(1,100)	$(17,280)	$(7,602)	$(36,683)

Net loss per share, basic and diluted	$(0.02)	$(0.24)	$(0.15)	$(0.52)

Weighted-average number of shares, basic and diluted	57,874	72,202	51,806	71,034
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(7,602)	$(36,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,644	41,340
Stock-based compensation	9,338	25,103
Other non-cash transactions	(631)	(325)
Loss on foreign currency forward contracts	243	329
Changes in operating assets and liabilities:
Accounts receivable, net	(13,951)	(25,154)
Prepaid expenses and other assets	(259)	112
Accounts payable	4,331	4,206
Accrued and other liabilities	870	2,812
Deferred revenues	11,221	48,776

Net cash provided by operating activities	18,204	60,516

Cash flows from investing activities:
Purchases of investments	(137,996)	(24,808)
Proceeds from sales of investments	13,150	36,970
Maturities of investments	10,000	20,000
Purchases of property and equipment	(9,192)	(41,871)
Purchases of intangible assets	(3,563)	(3,317)
Payments related to foreign currency forward contracts	(337)	(329)
Business acquisitions, net of cash acquired	(44,179)	(60,822)

Net cash used in investing activities	(172,117)	(74,177)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,608	8,557
Proceeds from employee stock purchase plan	194	330
Proceeds from issuance of common stock, net of issuance costs	142,233	—
Repurchases of vested restricted stock	—	(993)
Proceeds from issuance of notes payable	397	8,006
Principal payments on notes payable and capital lease obligations	(5,019)	(7,752)

Net cash provided by financing activities	140,413	8,148
Effect of exchange rate changes on cash and cash equivalents	114	(561)

Net decrease in cash and cash equivalents	(13,386)	(6,074)
Cash and cash equivalents at beginning of period	68,287	77,765

Cash and cash equivalents at end of period	$54,901	$71,691

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
          The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008, or any other period.
     Principles of Consolidation
          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations for the nine months ended September 30, 2008 include the results of operations of Visual Sciences, Inc. (“Visual Sciences”) since the date of acquisition of January 17, 2008. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
     Segments
          The Company operates its business in one reportable segment.
     Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the determination of the fair value of stock awards issued, allowances for accounts receivable, the assessment for impairment of long-lived assets, restructuring costs related to business acquisitions and income taxes. The Company also uses estimates in determining the remaining economic lives and fair values of purchased intangible assets and property and equipment related to business acquisitions. Actual results could differ from those estimates.
     Revenue Recognition
          The Company derives its revenues from three primary sources: (1) subscription fees from customers implementing and utilizing the Company’s on-demand online business optimization services; (2) license revenue from selling software licenses; and (3) related professional and other services, consisting primarily of consulting and training.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
          For contracts with multiple elements, the Company recognizes revenue using the residual method in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. For term software license contracts, license revenue is recognized over the applicable license term.
          Generally, perpetual software license agreements entered into by the Company after the date of the acquisition of Visual Sciences entitle the customer to receive, at no additional cost, licenses to certain software released after the date of their license agreement. Revenues associated with these license agreements are recognized over the estimated useful life of the software, which is generally three years.
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
          The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
these subsidiaries are translated into U.S. dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains and losses, including those related to intercompany foreign currency balances that are of a long-term-investment nature, are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the accompanying condensed consolidated statements of operations.
     During the three months ended September 30, 2008, the Company entered into foreign currency forward contracts to limit net balance sheet exposure to fluctuations in certain foreign currencies. These forward contracts were not designated as accounting hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and all forward contracts were settled prior to September 30, 2008. During the three months ended September 30, 2008, the Company recorded realized losses of $329,000 associated with these forward contracts to other income (expense), net.
     Comprehensive Loss
          Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders. The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Net loss	$(1,100)	$(17,280)	$(7,602)	$(36,683)
Net foreign currency translation loss	(105)	(340)	(329)	(14)
Reclassification adjustment for realized gain on available-for-sale securities	—	—	—	(15)
Unrealized gain (loss) on available-for-sale securities	42	(651)	(25)	(1,751)

Comprehensive loss	$(1,163)	$(18,271)	$(7,956)	$(38,463)

     Recently Adopted Accounting Pronouncements
          Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as the Company’s cash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) (see Note 8). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
          In April 2008, the FASB issued FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact the adoption of FSP No. 142-3 may have on its consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact the adoption of SFAS No. 161 may have on its consolidated financial statements.
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
          The preliminary aggregate purchase price was approximately $446,935,000, which consisted of (1) the issuance of 10,265,845 shares of the Company’s common stock upon closing of the acquisition, valued at approximately $354,846,000, net of issuance costs, (2) cash consideration of approximately $50,069,000 paid upon closing of the acquisition, (3) the fair value of assumed Visual Sciences stock options of $15,251,000, (4) acquisition-related costs, (5) restructuring charges and (6) a $2,250,000 license payment to NetRatings, Inc. (“NetRatings”) in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. The fair value of the 10,265,845 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
          The Company also issued approximately 99,000 shares of its common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. At September 30, 2008, the Company was required to pay the holders of the remaining unvested awards up to $224,000 in cash as these restricted stock awards vest.
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
          Acquisition-related costs for the Visual Sciences acquisition totaled $17,325,000, of which $29,000 were unpaid at September 30, 2008.
          The estimated restructuring charges recorded in conjunction with the acquisition totaled $7,194,000 and related to 1) severance payments and severance-related benefits associated with the termination of approximately 70 Visual Sciences employees from all functions within the business made redundant by the acquisition and 2) estimated excess facilities costs resulting from the employee terminations included in this restructuring. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter. The following table summarizes the activity related to the Visual Sciences restructuring:

	Severance and	Excess
	Benefits	Facilities	Total
Balance at December 31, 2007	$—	$—	$—
Costs accrued(1)	4,539	2,655	7,194
Cash payments	(3,480)	(331)	(3,811)
Releases	—	—	—

Balance at September 30, 2008	$1,059	$2,324	$3,383

(1)	Recorded to goodwill and included as a component of the aggregate purchase price of the Visual Sciences acquisition.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The following table summarizes the preliminary allocation of the purchase price for Visual Sciences and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$36,595
Property and equipment	10,357
Other assets	157
Acquired intangibles:
Existing technology (3.8 year weighted-average estimated useful life)	20,500
Customer contracts and related relationships (7.3 year weighted-average estimated useful life)	68,500
Core technology (3.5 year weighted-average estimated useful life)	9,500
Maintenance agreements and related relationships (7.0 year weighted-average estimated useful life)	5,700
Patent license (6.6 year weighted-average estimated useful life)	6,783
Goodwill	321,204

Total assets acquired	479,296
Current liabilities	21,662
Long-term liabilities	10,699

Total liabilities assumed	32,361

Net assets acquired	$446,935

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
          In August 2007, Visual Sciences entered into a settlement and patent-license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11,250,000, $2,000,000 of which was paid by Visual Sciences on or about the date of the agreement, $4,250,000 of which was paid by the Company following the closing of the acquisition of Visual Sciences and the remaining $5,000,000 of which must be paid by the Company in quarterly installments beginning on March 31, 2008, of which $1,500,000 was paid during the nine months ended September 30, 2008. As of the date of the acquisition, the Company recorded a liability equal to the net present value of the total remaining license payments based upon the Company’s estimated incremental borrowing rate of 6.0%. At September 30, 2008, the amount of unpaid license payments related to this settlement and patent-license agreement, discounted to its net present value was $3,299,000, of which $1,843,000 was included in accrued liabilities and $1,456,000 was included in other liabilities in the condensed consolidated balance sheet.
          On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2,000,000, $1,150,000 of which was paid by Visual Sciences prior to the acquisition and $200,000 that was accrued by Visual Sciences prior to the acquisition and subsequently paid by the Company during the nine months ended September 30, 2008. The remaining $650,000 must be paid in annual installments, which are capped at $200,000 per year and calculated based on revenue of Visual Sciences, LLC products for each year.
          During the three months ended September 30, 2008, the total purchase price of the Visual Sciences acquisition increased by $2,803,000, primarily due to the $2,655,000 of excess facilities restructuring costs. The determination of the final purchase price is subject to potential adjustments as the Company finalizes its accounting for restructuring costs and acquisition-related costs. The purchase price allocation could differ from that reflected above after a final detailed review of all assets and liabilities, including income taxes, has been completed. The final purchase price allocation is expected to be completed by December 31, 2008. The Company does not expect any changes to the purchase price allocation to materially increase or decrease operating and amortization expenses, but they may have a material effect on the amount of recorded goodwill.
          The following unaudited pro forma information presents the condensed consolidated results of operations of the Company,

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Touch Clarity, Offermatica Corporation (“Offermatica”) and Visual Sciences as if these acquisitions had occurred on January 1, 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Revenues	$59,897	$79,681	$160,820	$227,425
Loss from operations	(12,710)	(6,494)	(39,712)	(27,071)
Net loss	(10,694)	(15,380)	(38,810)	(27,988)
Net loss per share, basic and diluted	$(0.15)	$(0.21)	$(0.61)	$(0.39)
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
          At September 30, 2008, a total of 1,441,374 shares of common stock were available for grant under the Company’s equity incentive plans.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
     Employee Stock Purchase Plan
          During the nine months ended September 30, 2008, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock available for issuance under the Omniture, Inc. 2006 Employee Stock Purchase Plan (the “2006 ESPP”) by 608,668 in accordance with the provisions of the 2006 ESPP. The Company issued 17,071 shares of common stock under the 2006 ESPP during the nine months ended September 30, 2008. At September 30, 2008, a total of 1,563,622 shares of common stock were reserved for future issuance under this plan.
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
          The expected option term for options granted through December 31, 2007 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Effective January 1, 2008, the Company no longer uses the simplified method and instead derives its expected term from an analysis of its historical exercise data combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. As a result of this change in estimate, the Company’s net loss per share decreased by $.01 for the nine months ended September 30, 2008. The Company’s loss from operations, loss before income taxes and net loss for the nine months ended September 30, 2008 were each lower than they would have been using the previous assumptions by approximately $747,000. The total estimated fair value of stock options granted during the nine months ended September 30, 2008 was approximately $7,797,000 or 24% lower than if the Company had continued to use the simplified method.
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
          During the three months ended September 30, 2007 and 2008, the Company recorded compensation expense related to these stock option awards totaling $3,385,000 and $5,979,000, respectively, and $8,604,000 and $17,639,000 during the nine months ended September 30, 2007 and 2008, respectively. At September 30, 2008, there was $60,374,000 of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 2.9 years.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
          The fair value of stock option awards granted during the nine months ended September 30, 2007 and 2008 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Nine Months
	Ended September 30,
	2007	2008
Expected volatility	43%-60%	52%-53%
Expected term (in years)	4.0-6.1	3.8
Risk-free interest rate	4.3%-4.9%	2.1%-3.2%
Expected dividends	—	—
     Stock Option Activity
          The following table summarizes activity under the Company’s stock plans for the nine months ended September 30, 2008:

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Outstanding	Exercise Price	Term	Intrinsic
	Equity Awards	Per Share	(in Years)	Value(2)
				(in thousands)
Outstanding at January 1, 2008	10,130,803	$10.51
Granted	3,330,615	23.02
Assumed in connection with the acquisition of Visual Sciences	1,749,500	23.91
Exercised	(1,677,154)	6.70
Canceled	(1,401,072)	23.35

Outstanding at September 30, 2008	12,132,692	14.92	7.8	$70,229

Vested and expected to vest at September 30, 2008 (1)	8,455,688	18.52	8.2	23,462

Exercisable at September 30, 2008	3,728,572	11.67	6.7	29,978

(1)	Includes only stock option awards granted since January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at September 30, 2008.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
          Additional information related to activity under the Company’s stock plans during the nine months ended September 30, 2007 and 2008 is as follows:

	Nine Months
	Ended September 30,
	2007		2008
Weighted-average, grant-date fair value of stock options granted	$11.04	(1)	$10.38	(2)
Weighted-average exercise price of stock options granted	18.52	(1)	23.33	(2)
Aggregate intrinsic value of stock options exercised (in thousands) (3)	32,624		40,043
Weighted-average, grant-date fair value of stock options forfeited (4)	$14.29		$11.28
Number of stock options forfeited (4)	262,734		1,035,855

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.

(2)	Includes the stock options assumed in connection with the acquisition of Visual Sciences that had a weighted-average fair value of $11.93 and a weighted-average exercise price of $23.91.

(3)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the market price of the Company’s common stock at the date of exercise.

(4)	Includes only stock options granted since January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.
     Deferred Stock-based Compensation
          Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. The Company recorded stock-based compensation expense related to these stock options of $249,000 and $201,000 for the three months ended September 30, 2007 and 2008, respectively, and $734,000 and $602,000 for the nine months ended September 30, 2007 and 2008, respectively. At September 30, 2008, $568,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
     RSUs and RSAs
          The following table summarizes activity during the nine months ended September 30, 2008 related to RSUs and RSAs:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested RSUs at December 31, 2007	225,000	$33.29
Granted	913,724	24.08
Unvested RSAs assumed in the Visual Sciences acquisition	118,478	24.09
Vested	(116,161)	30.43
Forfeited	(154,115)	28.43

Unvested RSUs and RSAs at September 30, 2008	986,926	24.75

          During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense related to RSUs and RSAs of $1,621,000 and $6,862,000, respectively, including $2,770,000 that was recognized during the nine months ended September 30, 2008, as a result of the acceleration of vesting upon the termination date of 11 employees, pursuant to the

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
original terms of their awards. At September 30, 2008, there was $21,570,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.4 years.
     Repurchases of Vested Restricted Stock
          The Company’s equity incentive plans provide that employees can elect to forfeit vested shares of restricted stock to pay for the minimum statutory tax withholding obligations related to the vesting of RSAs and RSUs. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such elections by the Company’s employees, during the nine months ended September 30, 2008, the Company effectively repurchased a total of 40,738 shares of common stock. The Company has recorded $993,000 as a financing activity for these repurchases in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008.
     Stock-based Compensation Expense
          Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Cost of subscription, license and maintenance revenues	$347	$865	$1,074	$3,357
Cost of professional services and other revenues	103	243	313	734
Sales and marketing	1,263	2,909	3,478	9,186
Research and development	692	1,512	1,762	5,352
General and administrative	1,229	2,272	2,711	6,474

	$3,634	$7,801	$9,338	$25,103

4. Concentrations of Credit Risk and Significant Customers
          No customer accounted for 5% or greater of accounts receivable at December 31, 2007. One customer accounted for 6% of accounts receivable at September 30, 2008. At December 31, 2007 and September 30, 2008, tangible assets located outside the United States were not material.
          No customer and no single foreign country accounted for more than 10% of total revenues for the three and nine months ended September 30, 2007 and 2008. Subscription, license and maintenance revenues accounted for 92% and 89% of total revenues for the three months ended September 30, 2007 and 2008, respectively, and 92% and 90% of total revenues for the nine months ended September 30, 2007 and 2008, respectively.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
          The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Revenues from customers within the United States	$27,274	$55,567	$74,531	$153,675
Revenues from customers outside the United States	10,108	22,214	25,483	58,939

Total revenues	$37,382	$77,781	$100,014	$212,614

Revenues from customers outside the United States as a percentage of total revenues	27%	29%	25%	28%
5. Net Loss Per Share
          The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Numerator:
Net loss	$(1,100)	$(17,280)	$(7,602)	$(36,683)

Denominator:
Weighted-average common shares outstanding	58,502	72,563	52,557	71,395
Weighted-average common shares outstanding subject to repurchase	(628)	(361)	(751)	(361)

Denominator for basic and diluted net loss per share	57,874	72,202	51,806	71,034

          The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Common shares outstanding subject to repurchase	621	350	741	351
Employee stock awards	5,576	3,497	5,504	4,048
Warrants	242	240	241	241
Unvested RSAs and RSUs	—	6	—	17

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Balance Sheet Accounts
     Property and Equipment
          Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2007	2008
Computers, equipment and software	$63,791	$110,042
Furniture and fixtures	1,117	3,414
Leasehold improvements	1,723	5,472

	66,631	118,928
Less: accumulated depreciation and amortization	(35,417)	(54,022)

	$31,214	$64,906

     Goodwill and Intangible Assets
          The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows (in thousands):

Balance at December 31, 2007	$94,960
Goodwill related to Visual Sciences acquisition	321,204
Net adjustments to goodwill related to 2007 acquisitions	3,313

Balance at September 30, 2008	$419,477

          Intangible assets consisted of the following (in thousands):

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$31,100	$2,433	$28,667
Customer contracts and related relationships	13,300	998	12,302
Patent licenses	11,824	2,969	8,855
Other	1,777	1,157	620
Non-compete agreements	600	275	325

	$58,601	$7,832	$50,769

	September 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$61,100	$13,860	$47,240
Customer contracts and related relationships	81,800	9,137	72,663
Patent licenses	18,607	5,096	13,511
Maintenance agreements	5,700	573	5,127
Other	1,617	1,240	377
Non-compete agreements	600	500	100

	$169,424	$30,406	$139,018

          The Company is amortizing its intangible assets on a straight-line basis over a period of two to nine years. The weighted-average remaining amortization period of all intangible assets was 5.3 years and 5.4 years at December 31, 2007 and September 30,

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2008, respectively. Amortization expense related to intangible assets was $1,551,000 and $7,930,000 for the three months ended September 30, 2007 and 2008, respectively, and $3,998,000 and $22,816,000 for the nine months ended September 30, 2007 and 2008, respectively.
          At September 30, 2008, the Company expects to recognize amortization expense on intangible assets as follows (in thousands):

Remaining three months in 2008	$7,862
2009	31,162
2010	24,683
2011	24,096
2012	20,928
Thereafter	30,287

$139,018

     Other Liabilities
          Other liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2007	2008
Deferred tax liabilities	$4,047	$3,158
Other liabilities	375	2,741

	$4,422	$5,899

7. Notes Payable
          Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	September 30,
	Rate	Date	2007	2008
Draw on revolving line of credit	variable rate	Dec. 2008	$500	$500
Draw on second equipment facility	7.55	Jan. 2009	722	222
Draw on second equipment facility	7.77	Feb. 2009	428	153
Draw on second equipment facility	8.03	Mar. 2009	833	333
Draw on second equipment facility	8.38	Apr. 2009	962	421
Draw on second equipment facility	8.79	Jun. 2009	1,172	586
Draw on second equipment facility	7.25	Dec. 2011	2,364	1,972
Draw on second equipment facility	6.00	Mar. 2012	—	2,670
Draw on second equipment facility	5.00	Jun. 2012	—	4,717
Bank note payable	9.07	Apr. 2010	310	177
Other notes payable	variable rate	May 2009	64	24

			7,355	11,775
Less: current portion			(4,407)	(4,765)

Notes payable, excluding current portion			$2,948	$7,010

          In 2004, the Company entered into an equipment line of credit agreement (the “Equipment Line of Credit”), which is collateralized by substantially all of the assets of the Company. The Equipment Line of Credit provided for a 36-month repayment period for each draw. In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
          In August 2007, the Company entered into a third amendment (the “2007 Amendment”) of the Equipment Line of Credit, which increased the total equipment facility to $20,000,000, of which $9,608,000 was advanced prior to the 2007 Amendment, and increased the Revolving Line to $10,000,000. The first $3,000,000 of borrowings under the Revolving Line is available on a non-formula basis. The increased equipment facility can be drawn on through August 17, 2008. Borrowings under the Revolving Line may be made through August 15, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the Revolving Line accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate, which equated to a rate of 5.00% as of September 30, 2008, or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at the Company’s option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. The 2007 Amendment modified or eliminated certain covenants in the prior loan amendments. At September 30, 2008, the Company was not in compliance with a financial covenant contained in the 2007 Amendment, however, the Company has obtained a compliance waiver from the lender related to this covenant. Subsequent to September 30, 2008, the 2007 Amendment was amended to extend to December 16, 2008, the date which borrowings under the Revolving Line may be made and must be repaid. At September 30, 2008, $8,220,000 was available to borrow under the Revolving Line.
          During the nine months ended September 30, 2008, the Company also issued a standby letter-of-credit, related to a facility lease, under the 2007 Amendment in the amount of $1,280,000. The amount available for the Company to draw under the Revolving Line of Credit is reduced by the amount of this standby letter-of-credit until it is cancelled.
          The aggregate maturities of notes payable at September 30, 2008 were as follows (in thousands):

Year Ending December 31,
Remaining three months in 2008	$1,917
2009	3,531
2010	2,655
2011	2,780
2012	892

$11,775

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
          The following table represents the financial instruments of the Company subject to SFAS No. 157 and the valuation approach applied to each class of security (in thousands):

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices
	in Active	Significant
	Markets For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$1,907	$—	$—	$1,907
U.S. Treasury Bills	24,998	—	—	24,998
Corporate debt securities	—	4,992	—	4,992
Short-term investments:
U.S. Treasury Bills	4,997	—	—	4,997
Long-term investments:
Auction rate securities	—	—	19,768	19,768

	$31,902	$4,992	$19,768	$56,662

          The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended September 30, 2008 (in thousands):

Auction Rate
Securities
Beginning balance at January 1, 2008	$—
Transfers in to Level 3	21,500
Unrealized losses included in other comprehensive loss	(1,732)

Ending balance at September 30, 2008	$19,768

Total unrealized losses for the period included in other comprehensive loss attributable to the change in fair value relating to assets still held at September 30, 2008	$(1,732)
          At September 30, 2008, the Company held AAA-rated auction rate securities with a total estimated fair value of $19,768,000. Auction rate securities are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss.
          Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company used an internally developed model of the expected future cash flows related to the securities over a projected five year period, which is reflective of the length of time the Company anticipates it could take the securities to become liquid. As a result of the estimated fair value, the Company has determined a temporary impairment in the valuation of these securities of $1,732,000 and has recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on the Company’s balance sheet at September 30, 2008. Due to the uncertainty related to the liquidity in the auction rate security market and the Company’s determination at September 30, 2008 that it has the ability and intent to hold these investments until the anticipated recovery in market value occurs, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheet.
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
          At September 30, 2008, the Company had approximately $815,000 in unrecognized tax liabilities under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, all of which were assumed as part of the acquisition of Visual Sciences. For the three and nine months ended September 30, 2008, the Company accrued $8,000 and $22,000, respectively, in additional interest expense related to these unrecognized tax liabilities. Any interest and penalties incurred on the settlement of outstanding tax positions are recorded as a component of interest expense. The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.
          The tax provision for the quarter ended September 30, 2008 included a reversal of $7,904,000 in non-cash tax benefits recorded during the six months ended June 30, 2008. This reversal related to purchase accounting adjustments to record additional deferred tax assets and reduce goodwill associated with the Visual Sciences acquisition, in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.
          The Company’s effective income tax rate for the three and nine months ended September 30, 2008 was a tax provision of approximately 95% and 3% respectively, compared to tax provisions of 9% and 3% for the same periods in 2007. As of September 30, 2008, the Company estimated its annual effective tax rate for the year ended December 31, 2008 to be a tax provision of 3%, excluding certain one-time discrete items.
          The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2003 through 2007 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
          Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	September 30,
	2007	2008
Gross	$925	$858
Less accumulated amortization	(389)	(496)

Net carrying amount	$536	$362

          The future minimum lease payments under noncancelable capital and operating leases at September 30, 2008 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
Remaining three months in 2008	$90	$3,110
2009	174	12,190
2010	27	10,387
2011	—	5,689
Thereafter	—	5,241

Total minimum lease payments	291	$36,617

Less: imputed interest	(17)

Present value of minimum lease payments	274
Less: current portion	(209)

Capital lease obligations, less current portion	$65

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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
11. Subsequent Event
     Mercado Search and Merchandising Asset Acquisition
          On November 5, 2008, the Company acquired certain assets, including intellectual property and other business assets, of Mercado Software, a leading search and merchandising solution provider, for approximately $6,500,000 in cash and the assumption of certain operating liabilities.

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
     These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the impact of quarterly fluctuations of revenue and operating results; the acceptance of our pricing model; our business plan and growth management; operating expenses including research and development expenses, general and administrative expenses; business expansion; expansion of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization; the impact of the current economic downturn and uncertainty in the financial markets in the U.S. and internationally; changing technological developments; expansion of product and service offerings, including the development of new and improved services; scalability, reliability, efficiency and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; future acquisitions of new customers; customer renewal rates; our expectations concerning relationships with third parties, including technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market and the competitive factors that impact the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreements with NetRatings, Inc., or NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; adequacy of our capital resources to fund operations and growth; customer costs of ownership; expenditures related to equipment operating leases; and our ability to liquidate auction rate securities without loss.
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
     We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to enterprises in 2001. Our total revenues have grown from $100.0 million for the nine months ended September 30, 2007 to $212.6 million for the nine months ended September 30, 2008. Our total cost of revenues and total operating expenses have increased from $110.1 million for the nine months ended September 30, 2007 to $248.5 million for the nine months ended September 30, 2008. Our loss from operations increased from $10.1 million for the nine months ended September 30, 2007 to $35.9 million for the nine months ended September 30, 2008. Our net loss increased from $7.6 million for the nine months ended September 30, 2007 to $36.7 million for the nine months ended September 30, 2008. We sell our services through direct sales efforts and indirectly through resellers. Substantially all of our revenues since 2002 have been derived from subscription, license and maintenance fees for our services, which represented approximately 94% of total revenues in 2006 and 92% of total revenues in 2007. Subscription, license and maintenance fees represented 92% of our total revenues for the nine months ended September 30, 2007 and 90% of total revenues for the nine months ended September 30, 2008.
     We provide our online business optimization services to businesses in 101 countries. During the nine months ended September 30, 2007, our services captured over one trillion transactions and during the nine months ended September 30, 2008, our services captured almost 2.7 trillion transactions for our customers worldwide.
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
     Historically, most of our revenues have resulted from the sale of our services to companies located in the United States. During 2007, we acquired two European-based companies, in part due to our strategy to expand our international sales operations by growing our direct sales force abroad. Additionally, in January 2008, we acquired Visual Sciences, Inc., or Visual Sciences, which has significant European operations. We have also utilized, and intend to continue utilizing, resellers and other sales channel relationships with third parties, to expand our international sales operations. As a result of these efforts, our revenues from customers outside of the United States increased from 25% of total revenues for the nine months ended September 30, 2007 to 28% of total revenues for the nine months ended September 30, 2008.

     We experience seasonality in our contracting activity. Historically, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.
Recent Acquisition Activity
     Visual Sciences
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
     The preliminary aggregate purchase price was approximately $446.9 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs of approximately $7.2 million and (6) a license payment of approximately $2.3 million to NetRatings, Inc., or NetRatings, in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007.
     We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. In addition, as of September 30, 2008, we will be required to pay up to an additional $0.2 million in cash consideration as these restricted stock awards vest.
     Mercado Search and Merchandising Asset Acquisition
     On November 5, 2008, we acquired certain assets, including intellectual property and other business assets, of Mercado Software, a leading search and merchandising solution provider, for approximately $6.5 million in cash and the assumption of certain operating liabilities. The results of operations associated with this acquisition will be included in our results of operations beginning from the acquisition close date.
How We Generate Revenues
     Our revenues are classified into two types: (1) subscription, license and maintenance revenues and (2) professional services and other revenues. Subscription, license and maintenance revenues accounted for 92% of total revenues for the nine months ended September 30, 2007 and 90% of total revenues for the nine months ended September 30, 2008.
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
     For our Omniture Test&Target subscription services, we generally bill the targeting portion of these subscription fees based on the number of campaign containers we manage for our customers. We consider a campaign container to be any unique location on a customer’s Web page for which the customer is tracking data about a specific marketing campaign activity. We generally bill the testing portion of our Omniture Test&Target subscription services based on a committed minimum number of daily visits to the customer’s Web page that are tracked through our services. Most of our contracts for Omniture Test&Target subscription services allow us to charge additional fees for daily visits tracked through our services in excess of the committed minimum. Most of our customer contracts for Omniture Test&Target subscription services provide for additional fees for transactions tracked in excess of a specified quantity of transactions.
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
     During the three and nine months ended September 30, 2008, we recognized approximately $0.1 million and $1.1 million, respectively, of revenues from the sale of perpetual software licenses related to our Discover OnPremise software, a software product acquired in connection with our acquisition of Visual Sciences. Pricing of these perpetual software licenses was based on a standard price list with volume and marketing related discounts, and they were sold with the first year of post-contract services, installation and training. As such, the combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes. For contracts with multiple elements, we recognize revenue using the residual method in accordance with Statement of Position, or SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. Revenues associated with sale of term software licenses are recognized over the period of the license agreement. Generally, perpetual software license agreements entered into by us after the date of the acquisition of Visual Sciences entitle the customer to receive, at no additional cost, licenses to certain software released after the date of their license agreement. Revenues associated with these license agreements are recognized over the estimated useful life of the software, which is generally three years. None of our 2007 revenues were derived from the sale of software licenses.
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

Trends in Our Business
     Our business has grown rapidly. Our total revenues have grown from $3.7 million in 2002 to $143.1 million in 2007, representing an average annual growth rate of approximately 109%. Our revenues for the nine months ended September 30, 2008 were $212.6 million. This growth has been driven primarily by an expansion of our customer base, including those customers obtained through the Visual Sciences acquisition, coupled with increased subscription revenues from existing customers. To date, we have derived a substantial majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. As demonstrated, in part, by our recent acquisitions of Touch Clarity Limited, or Touch Clarity, Offermatica Corporation, or Offermatica, and Visual Sciences, as well as the acquisition of certain assets of Mercado Software, we expect that revenues associated with our current and future services other than Omniture SiteCatalyst will continue to increase over time and continue to reduce the percentage of total revenues generated by Omniture SiteCatalyst. We expect our total revenues to continue to grow, although at a slower rate than our average historical annual revenue growth rate.
     In addition, as we continue expanding our international sales operations and international distribution channels, we expect that revenues from customers located outside the United States will continue to increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 17% of total revenues for 2006 to 26% of total revenues for 2007. Our revenues from customers outside the United States increased from 25% of total revenues for the nine months ended September 30, 2007 to 28% of total revenues for the nine months ended September 30, 2008. Additionally, we expect the percentage of total revenues derived from our largest customers to further decrease over time as a result of continued expansion of our customer base.
     If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Our gross margins increased from 60% for 2006 to 63% for 2007, primarily due to more efficient utilization of our network hardware. Our gross margins decreased from 63% for the nine months ended September 30, 2007 to 57% for the nine months ended September 30, 2008, primarily due to reduced revenues resulting from the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense. We are seeking to achieve further economies of scale as we continue expanding our network infrastructure, resulting in a reduction over time of network operations costs as a percentage of total revenues, compared to our gross margins for the nine months ended September 30, 2008. We also expect the negative effect on gross margins resulting from the adjustment to the deferred revenue acquired from Visual Sciences to decrease during the remainder of 2008.
     During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources. We leased equipment under operating leases with total future minimum lease payments of approximately $1.3 million for the nine months ended September 30, 2007 and $3.3 million for the nine months ended September 30, 2008, and we expect to acquire additional equipment under operating leases during the quarter ended December 31, 2008. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.
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
     We have also experienced, and expect to continue to experience, growth in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 353 at December 31, 2006, to 713 at December 31, 2007 and to 1,087 at September 30, 2008. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues, compared to the nine months ended September 30, 2008, due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of personnel from our acquisitions completed in 2007 and during 2008, along with any future acquisitions. We will continue to assess our overall operating cost structure and employee headcount growth in light of the changing macroeconomic conditions, and as a result we may choose to reduce the rate which we increase future operating expenses and headcount.
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
     We expect research and development expenses to continue to increase in absolute dollars as we continue to enhance our existing services and to expand our available service offerings. We also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the Touch Clarity, Offermatica and Visual Sciences acquisitions, as well as the acquisition of certain assets of Mercado Software.
     We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business and operate as a public company.
     We expect stock-based compensation expenses to continue to increase in absolute dollars primarily due to the stock awards granted during 2007 and the nine months ended September 30, 2008 and stock awards we expect to grant during the remainder of 2008. Since the first quarter of 2006, we have recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, based on the fair value of stock awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At September 30, 2008, there was $60.3 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $21.6 million of total unrecognized compensation cost related to unvested RSUs and RSAs. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and RSUs and RSAs expected to vest. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 2.9 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.4 years.
     In January 2008, we completed the acquisition of Visual Sciences. In November 2008, we acquired certain assets of Mercado Software. In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our Omniture online business optimization platform and accelerate access to strategic markets.
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

Results of Operations
     The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Revenues:
Subscription, license and maintenance	92%	89%	92%	90%
Professional services and other	8	11	8	10

Total revenues	100	100	100	100
Cost of revenues:
Subscription, license and maintenance	32	37	32	38
Professional services and other	5	5	5	5

Total cost of revenues	37	42	37	43

Gross margin	63	58	63	57
Operating expenses:
Sales and marketing	42	42	44	45
Research and development	13	12	12	13
General and administrative	17	15	17	16

Total operating expenses	72	69	73	74

Loss from operations	(9)	(11)	(10)	(17)
Interest income	6	1	4	1
Interest expense	—	—	(1)	(1)
Other expense	—	(1)	(1)	—

Loss before income taxes	(3)	(11)	(8)	(17)
Provision for income taxes	—	11	—	—

Net loss	(3)%	(22)%	(8)%	(17)%

     Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Subscription, license and maintenance	$34,358	$69,554	102%	$92,282	$191,324	107%
Professional services and other	3,024	8,227	172	7,732	21,290	175

Total revenues	$37,382	$77,781	108%	$100,014	$212,614	113%

     Subscription, license and maintenance revenues increased $35.2 million and $99.0 million, respectively, during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to the growth in the number of customers for our subscription services, including the customers acquired in the Offermatica and Visual Sciences acquisitions, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data and the number of our services that they contracted to use. Professional services and other revenues increased $5.2 million and $13.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services, including those customers acquired in the Offermatica and Visual Sciences acquisitions, and additional staffing available to provide consulting and training services to support increased customer demand.

     The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Revenues from customers within the United States	$27,274	$55,567	104%	$74,531	$153,675	106%
Revenues from customers outside the United States	10,108	22,214	120	25,483	58,939	131

Total revenues	$37,382	$77,781	108%	$100,014	$212,614	113%

Revenues from customers outside the United States as a percentage of total revenues	27%	29%		25%	28%
     Revenues from customers outside of the United States grew from 27% of total revenues during the three months ended September 30, 2007 to 29% of total revenues during the three months ended September 30, 2008 and from 25% of total revenues during the nine months ended September 30, 2007 to 28% of total revenues during the nine months ended September 30, 2008 as a result of our ongoing efforts to expand the size of our sales force and increase the number of locations outside of the United States where we conduct business and our international selling and marketing activities. No single foreign country and no customer accounted for more than 10% of total revenues during the three and nine months ended September 30, 2007 and 2008.
     Cost of Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Subscription, license and maintenance	$12,081	$28,860	139%	$32,573	$79,724	145%
Professional services and other	1,752	4,056	132	4,747	10,817	128

Total cost of revenues	$13,833	$32,916	138%	$37,320	$90,541	143%

     The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Subscription, license and maintenance	35%	41%	35%	42%
Professional services and other	58%	49%	61%	51%
     Cost of subscription, license and maintenance revenues increased $16.8 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to a $4.5 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, partly due to the Offermatica and Visual Sciences acquisitions, a $3.5 million increase in co-location costs associated with housing and operating network hardware and a $3.1 million increase in depreciation and operating lease expense related to purchases of network infrastructure equipment, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. Our cost of subscription, license and maintenance revenues also increased by $3.7 million for the amortization of intangible assets acquired in the Offermatica and Visual Sciences acquisitions and by $0.5 million from stock-based compensation expense.
     Cost of subscription, license and maintenance revenues increased $47.2 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to a $12.7 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, partly due to the Touch Clarity, Offermatica and Visual Sciences acquisitions, a $8.2 million increase in depreciation and operating lease expense related to additional investment in our network infrastructure hardware, a $7.9 million increase in co-location costs associated with housing and operating network hardware, and a $1.5 million increase in occupancy costs, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase was also due to an $11.2 million increase in amortization of the intangible assets acquired in the Instadia A/S, or Instadia, Touch Clarity, Offermatica, and Visual Sciences acquisitions and a $2.3 million increase in stock-based compensation.
          Gross margin associated with subscription, license and maintenance revenues decreased to 59% for the three months ended September 30, 2008 from 65% for the three months ended September 30, 2007. Gross margin associated with subscription revenues decreased to 58% for the nine months ended September 30, 2008 from 65% for the nine months ended September 30, 2007. These decreases in gross margins were primarily due to reduced revenues resulting from the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense.
          Cost of professional services and other revenues increased $2.3 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to a $1.9 million increase in employee salaries and benefits and related costs, a $0.2 million increase in travel-related expenses, and a $0.1 million increase in stock-based compensation, principally resulting from increased staffing, partly due to the Offermatica and Visual Sciences acquisitions. Cost of professional services and other revenues increased $6.1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to a $4.5 million increase in employee salaries and benefits and related costs, a $0.5 million increase in travel-related expenses, and a $0.4 million increase in stock-based compensation, all partly due to the Offermatica and Visual Sciences acquisitions.
          Gross margin associated with professional services increased to 51% for the three months ended September 30, 2008 from 42% for the three months ended September 30, 2007, and increased to 49% for the nine months ended September 30, 2008 from 39% for the nine months ended September 30, 2007, primarily due to increased productivity of professional services personnel in 2008 and due to higher utilization of the professional services staff, as well as the acquisition of Visual Sciences, as the Visual Sciences professional services generally yield a higher gross margin than we have attained historically.
     Operating Expenses

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2008	% Change	2007	2008	% Change
	(in thousands)			(in thousands)
Sales and marketing	$15,716	$32,705	108%	$44,383	$96,091	117%
Research and development	4,656	9,190	97	11,768	27,840	137
General and administrative	6,383	11,364	78	16,642	33,993	104

Total operating expenses	$26,755	$53,259	99%	$72,793	$157,924	117%

     Sales and Marketing
          Sales and marketing expenses increased $17.0 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to a $7.7 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Offermatica and Visual Sciences acquisitions. The increase was also due to a $2.6 million increase in amortization of intangible assets acquired in the Offermatica and Visual Sciences acquisitions, a $2.1 million increase in sales commissions primarily resulting from increased sales, a $1.6 million increase in stock-based compensation expense, a $0.6 million increase in travel-related costs principally resulting from increased staffing, a $0.6 million increase in office rent expenses, and a $0.4 million increase in marketing expenses, primarily associated with our online marketing.
          Sales and marketing expenses increased $51.7 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to a $21.9 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, partly due to the Touch Clarity, Offermatica and Visual Sciences acquisitions. The increase was also due to a $7.6 million increase in amortization of intangible assets acquired in the Instadia, Touch Clarity, Offermatica and Visual Sciences acquisitions, a $5.7 million increase in stock-based compensation expense, a $5.2 million increase in commission costs due to increased staffing and revenues, a $2.8 million increase in travel-related costs, principally resulting from increased staffing, a $2.6 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summits, and a $2.2 million increase in office rent expenses.
     Research and Development
          Research and development expenses increased $4.5 million and $16.1 million during the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. The increases in both the three and nine month periods are primarily due to increases in salaries and benefits and related costs of $3.1 million and $10.4 million, respectively, resulting from an increase in staffing, including the Offermatica and Visual Sciences acquisitions for the three month period and the Touch Clarity, Offermatica and Visual Sciences acquisitions for the nine month period. In addition, stock-based compensation increased $0.8 million and $3.6 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.
     General and Administrative
          General and administrative expenses increased $5.0 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to a $1.8 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing, a $1.0 million increase in stock-based compensation expense, a $0.9 million increase in insurance, recruiting, taxes and other administrative expenses, and a $0.7 million increase in outside professional services costs, primarily related to legal and accounting fees to support the growth of our business.
          General and administrative expenses increased $17.4 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to a $6.8 million increase in employee salaries and benefits and related costs, a $3.8 million increase in stock-based compensation, a $2.3 million increase in outside professional services costs, and a $1.8 million increase in insurance, taxes and other administrative expenses, partly due to increased office space, all primarily resulting from the continued growth of our business including international expansion. The increase was also due to a $0.9 million increase in recruiting expenses and a $0.8 million increase in travel-related expenses, principally resulting from increased staffing.
     Stock-based Compensation
          Stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Cost of subscription, license and maintenance revenues	$347	$865	$1,074	$3,357
Cost of professional services and other revenues	103	243	313	734
Sales and marketing	1,263	2,909	3,478	9,186
Research and development	692	1,512	1,762	5,352
General and administrative	1,229	2,272	2,711	6,474

Total stock-based compensation	$3,634	$7,801	$9,338	$25,103

          Stock-based compensation expense increased $4.2 million and $15.8 million during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily due to additional stock-based compensation expense under SFAS No. 123R related to additional stock option grants and additional stock-based compensation related to stock awards assumed by us in connection with the Visual Sciences acquisition. The increase for the three and nine months ended September 30, 2008 was also due to $0.3 million and $3.6 million, respectively, related to the acceleration of vesting of certain former employees’ stock-based awards upon termination of employment.

          Effective January 1, 2008, we decreased our estimated expected term assumption that is used in our Black-Scholes-Merton option-pricing formula from 6.1 years to 3.8 years. For previous periods, we used the simplified method to determine the expected term based upon Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment. Under the simplified method, the expected term of a stock option is equal to the average of the contractual term and the vesting term. We performed an analysis of our historical and expected stock option exercises that considered several factors, including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. Based on this analysis, we have determined that an expected term of 3.8 years is a reasonable estimate of the expected option term. As a result of this change in estimate, our net loss per share decreased by $.01 for the nine months ended September 30, 2008. Also, our loss from operations, loss before income taxes and net loss for the nine months ended September 30, 2008 decreased by approximately $0.7 million. The total estimated fair value of stock options granted during the nine months ended September 30, 2008 was approximately $7.8 million or 24% lower than if we had continued to use the simplified method.
     Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Interest income	$2,278	$368	$3,749	$1,659
Interest expense	(185)	(261)	(686)	(718)
Other income (expense), net	102	(585)	(365)	(541)
     Interest income decreased $1.9 million and $2.1 million during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, due to lower average balances and lower interest rate yields on our cash, cash equivalents and investments.
     Other income, net decreased $0.7 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to an increase in net foreign currency transaction losses and a $0.3 million loss on our foreign currency forward contracts.
     Provision for Income Taxes

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2008	2007	2008
Provision for income taxes	$89	$8,408	$201	$1,232
     The provision for income taxes increased $8.3 million from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to a reversal of the $7.9 million in non-cash tax benefits recorded during the six months ended June 30, 2008, related to purchase accounting adjustments to record additional deferred tax assets and reduce goodwill associated with the Visual Sciences acquisition in accordance with Emerging Issues Task Force, or EITF, Issue No. 93-7, Uncertainties Related to Income Taxes. The provision for income taxes increased $1.0 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to foreign income taxes and U.S. federal alternative minimum tax. We estimate that our annual effective tax rate for the year ended December 31, 2008 will be a tax provision of 3%, excluding certain one-time discrete items.

Liquidity and Capital Resources
          At September 30, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $71.7 million, short-term investments of $5.0 million, accounts receivable, net of $95.2 million, amounts available under our credit facilities of $8.2 million and under our lease agreements.
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
          We generated $60.5 million of net cash from operating activities during the nine months ended September 30, 2008. This cash was primarily generated from a net loss of $36.7 million, adjusted for $66.4 million in non-cash depreciation, amortization and stock-based compensation expenses, a $48.7 million increase in payments received from customers in advance of when we recognized revenues, a $4.2 million increase in accounts payable and a $2.8 million increase in accrued and other liabilities. This increase in operating cash was partially offset by a $25.2 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers. Allowances for accounts receivable increased by $5.8 million during the nine months ended September 30, 2008, including $3.1 million in reserves recorded in conjunction with the Visual Sciences acquisition. The increase in payments received from customers in advance of when we recognized revenues was driven by the overall growth in our business and an increase in the number of customers paying in advance for a full year or more of our services, when compared to the same period in 2007.
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
          We used $74.2 million of net cash in investing activities during the nine months ended September 30, 2008. This use of cash primarily resulted from $60.8 million paid related to the Visual Sciences and Offermatica acquisitions, net of cash acquired, $41.9 million to purchase property and equipment, $24.8 million to purchase investments and $3.3 million to purchase intangible assets. This cash used in investing activities was partially offset by sales and maturity of investments of $57.0 million.
     Financing Activities

          We generated $8.1 million of net cash from financing activities during the nine months ended September 30, 2008, primarily from $8.6 million in proceeds from the exercise of stock options and $8.0 million in proceeds from issuance of notes payable, partially offset by $7.8 million of principal payments on notes payable and capital lease obligations, including the repayment of $4.0 million in notes payable assumed in the Visual Sciences acquisition and $1.0 million related to the repurchase of vested restricted stock.
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
          In August 2007, we entered into a third amendment to the equipment line of credit agreement. This third amendment increased the total equipment facility to $20.0 million, of which $9.6 million was previously advanced, and increased the revolving line of credit to $10.0 million. The first $3.0 million of borrowings under the revolving line is available on a non-formula basis. The draw period associated with the increased equipment facility expired on August 17, 2008. Borrowings under the revolving line of credit may be made through December 16, 2008, at which time all amounts borrowed under this line must be repaid. All amounts drawn under the revolving line of credit accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate or (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%. All amounts drawn under the equipment facility accrue interest at a rate equal to, at our option, either: (1) the variable rate equal to the lender’s prime interest rate, (2) the variable rate at which dollar deposits are offered in the London interbank market plus 2.75%, or (3) a fixed rate per annum equal to the lender’s prime interest rate on the date of the draw. Each draw under the 2007 amendment has a 48-month repayment period. This amendment modified or eliminated certain covenants in the prior loan amendments. At September 30, 2008, we were not in compliance with a financial covenant contained in the 2007 amendment; however, we have obtained a compliance waiver from the lender related to this covenant.
          At September 30, 2008, we had $11.1 million of net borrowings under the second equipment facility that mature at various dates in 2009 through 2012, with a weighted-average interest rate of 6.15%. At September 30, 2008, the $0.5 million outstanding under the revolving line of credit accrued interest at a variable rate equal to the lender’s prime interest rate of 5.00%. During the first quarter of 2008, we also issued a standby letter-of-credit, related to a facility lease, under the 2007 amendment in the amount of $1.3 million. The amount available for us to draw under the revolving line of credit is reduced by the amount of this standby letter-of-credit until it is cancelled.
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
          In August 2007, Visual Sciences entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, and the remaining $5.0 million of which must be paid by us in quarterly installments beginning on March 31, 2008, of which $1.5 million was paid during the nine months ended September 30, 2008.
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

     At September 30, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $1.7 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at September 30, 2008. At September 30, 2008, we have determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at September 30, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
     The preliminary aggregate purchase price was approximately $446.9 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs and (6) a license payment of approximately $2.3 million to NetRatings in accordance with the settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. We accounted for the restructuring charges in accordance with EITF Issue No. 95-3. The restructuring costs are comprised of approximately $4.5 million of severance payments and severance-related benefits associated with employee terminations and $2.7 in excess facilities costs resulting from the employee terminations included in this restructuring, We expect to pay all employee-related restructuring charges by March 31, 2009, and to pay all excess facilities restructuring charges by March 31, 2013.
     We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences restricted stock awards that remain subject to forfeiture based on the original vesting schedule applicable to such awards. As of September 30, 2008, we will be required to pay up to an additional $0.2 million in cash consideration as these restricted stock awards vest.

          Mercado Search and Merchandising Asset Acquisition
          On November 5, 2008, we acquired certain assets, including intellectual property and other business assets, of Mercado Software, a leading search and merchandising solution provider, for approximately $6.5 million in cash and the assumption of certain operating liabilities.
     Off-balance Sheet Arrangements
          We do not have any special purpose entities, and we do not engage in off-balance sheet financing arrangements other than operating leases for office space and certain computer equipment, which are described below.
          We have entered into an operating lease related to our principal offices in Orem, Utah, with a lease term through March 2011. We have also entered into operating leases for office space elsewhere in the U.S. and in various international locations and for certain computer equipment.
          Since 2007, we have entered into three master lease agreements with third-party financing sources. Historically, we have generally accounted for the acquisition of equipment under these lease agreements as operating leases, in accordance with SFAS No. 13, Accounting for Leases. The rental payments and rental terms associated with individual acquisitions under the leases may vary depending on the nature of the equipment acquired. As a condition of one of these lease agreements, we must not allow our cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum of $10.0 million in cash would constitute an event of default as defined in the lease agreement.
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
          Additional financing may not be available on terms that are favorable to us, or at all, particularly in view of the uncertainty in the U.S. and global financial markets and corresponding liquidity crisis, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If we raise additional funds through the issuance of debt securities, such debt financing could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to obtain additional capital and to pursue future business opportunities, including potential acquisitions.
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
          For perpetual software license contracts with multiple elements, we recognize revenue using the residual method in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered. For term software license contracts, license revenue is recognized over the applicable license term.
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
     Stock-based Compensation
          Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations, and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $0.2 million and $0.7 million during the three and nine months ended September 30, 2007, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2008.
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
          At September 30, 2008, there was $60.3 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $21.6 million of total unrecognized compensation cost related to unvested RSUs and RSAs. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 2.9 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.4 years.
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

     Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. Upon the acquisition of Visual Sciences, we assumed unrecognized tax liabilities of $0.7 million, which Visual Sciences had previously recorded upon its adoption of FIN 48 during the year ended December 31, 2007. We have not incurred a material amount of interest or penalties through September 30, 2008. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We also do not anticipate any events which could cause a change to these uncertainties. We are subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2003 to 2007 remain open in various taxing jurisdictions.
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
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact the adoption of SFAS No. 161 may have on our consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk
          Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, EU euro, Japanese yen and Swedish krona.
          During the quarter ended September 30, 2008, we entered into foreign currency forward contracts to limit our net balance sheet exposure to fluctuations in certain foreign currencies. These forward contracts were not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and all forward contracts were settled prior to September 30, 2008. During the quarter ended September 30, 2008, we recognized $0.3 million in realized losses associated with these forward contracts. We expect to continue utilizing foreign currency forward contracts to limit our net balance sheet exposure to foreign currency fluctuations. In the future, we may also choose to increase our use of foreign currency forward contracts to limit foreign currency exposures associated with our revenues and operating expenses denominated in currencies other than the U.S. dollar.
     Interest Rate Sensitivity
          We had unrestricted cash and cash equivalents totaling $71.7 million and short-term investments totaling $5.0 million at September 30, 2008. The cash and cash equivalents were invested primarily in United States treasury bills, money market funds and high-quality commercial paper with original maturities of less than 90 days. Our short-term investments were invested in United States treasury bills with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.
          At September 30, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $1.7 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at September 30, 2008. At September 30, 2008, we have determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at September 30, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
(b) Changes in Internal Control Over Financial Reporting
     In January 2008, we acquired Visual Sciences. We do not expect this acquisition to materially affect our internal control over financial reporting. We have expanded the scope of a number of our internal processes to include the former operations of Visual Sciences that were not yet fully integrated into our existing internal control processes at September 30, 2008. There were no other changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred significant losses in recent periods, including net losses of $7.7 million in 2006, $9.4 million in 2007 and $36.7 million during the first nine months of 2008, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization, as well as stock-based compensation expense associated with the issuance of stock awards and amortization of intangible assets acquired in our acquisitions. At September 30, 2008, we had an accumulated deficit of $85.0 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for international expansion, increasing our sales force, expansion of our infrastructure to manage our growth and increased complexity of our business, investments to acquire and integrate companies and technologies, the development of new services and general and administrative expenses associated with being a public company. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods our revenues could decline or grow more slowly than we expect. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may result from a number of factors, including, but not limited to, those listed below:
•	our ability to increase sales to existing customers and attract new customers;

•	the addition or loss of large customers;

•	the timing of implementation of new or additional services by our customers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among our competitors or our strategic partners;

•	our ability to integrate acquired products and services into our online business optimization platform or migrate existing customers of companies we have acquired to our products and services;

•	general economic conditions, including the current economic downturn and uncertainty in the financial markets, which may cause a decline in customer or consumer activity;

•	seasonal variations in the demand for our services and the implementation cycles for our new customers;

•	levels of revenues from our larger customers, which have lower per transaction pricing due to higher transaction commitments;

•	changes in our pricing policies or those of our competitors;

•	service outages or security breaches;

•	the extent to which any of our significant customers or the significant customers of the companies that we have acquired terminate their service agreements with us or reduce the number of transactions from which we capture data pursuant to their service agreements;

•	the purchasing and budgeting cycles of our customers;

•	limitations of the capacity of our network and systems;

•	the timing of expenses associated with the addition of new employees to support the growth in our business;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses;

•	potential goodwill and intangible asset impairment charges associated with acquired businesses;

•	potential foreign currency exchange losses associated with transactions denominated in foreign currencies;

•	expenses associated with the management or growth of our increasingly international operations; and

•	geopolitical events such as war, threat of war or terrorist actions.
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
     We derive a substantial majority of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive a substantial majority of our revenues from our Omniture SiteCatalyst service in the future. Omniture SiteCatalyst was responsible for 89%, 78% and 65% of our total revenue during 2006, 2007 and during the first nine months of 2008, including revenues from Omniture SiteCatalyst HBX, respectively. In 2007 and during the first nine months of 2008, 22% and 35% of our revenue, respectively, was derived from products and services other than our Omniture SiteCatalyst service. As a result, we expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst services for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed.
If we are unable to develop or acquire new services, or if the new services that we develop or acquire do not achieve market acceptance, our revenue growth will be harmed.
     Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new or acquired services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have introduced version 2 of Omniture Discover OnDemand and Omniture Genesis, but we have not yet received significant revenues from these services. We have also recently acquired Offermatica and Visual Sciences and certain of the assets of Mercado Software resulting in an expansion of our product and service offerings; however, we may experience difficulties in integrating those acquired products and services into our online business optimization platform, and we may not be successful in selling the acquired or integrated products and services into our customer base. Additionally, our existing and prospective customers may develop their own competing technologies or purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, or if we are unsuccessful in increasing revenue from sales of our new or acquired products and services, our revenue growth will decline and our business and operating results will be adversely affected.
Our business depends substantially on customers renewing their subscriptions for our online business optimization services. Any decline in our customer renewals would harm our future operating results.

     We sell our online business optimization services pursuant to service agreements that are generally one to three years in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and we cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, if at all. In fact, some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot assure you that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in consumer internet activity as a result of the current economic downturn and uncertainty in the financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms, our revenues may decline and our business will suffer.
If we do not successfully integrate our recent acquisitions, or if we do not otherwise achieve the expected benefits of the acquisitions, our growth rate may decline and our operating results may be materially harmed.
     During 2007, we completed acquisitions of Instadia, Touch Clarity and Offermatica, and we completed the acquisition of Visual Sciences in the first quarter of 2008 and the acquisition of certain of the assets of Mercado Software in the fourth quarter of 2008. If we fail to successfully integrate the business and operations of these acquired companies and assets, we may not realize the potential benefits of those acquisitions. The integration of these acquisitions, particularly the integration of the Visual Sciences and Offermatica acquisitions, will be a time-consuming and expensive process, has resulted in the incurrence of significant ongoing expenses, including the addition of a number of personnel to manage and oversee our integration efforts, and may disrupt our operations if it is not completed in a timely and efficient manner. If our integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of these acquisitions. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter difficulties, costs, and delays involved in integrating these operations, including the following:
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
     If we do not meet the expectations of our existing customers or those of the acquired companies, particularly those of Visual Sciences, Offermatica or Mercado Software, then these customers may cease doing business with us altogether, which would harm our results of operations and financial condition.
If we are unable to attract new customers or to sell additional services to our existing customers, our revenue growth will be adversely affected.

     To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses and made investments in connection with the internal development and acquisition of new products or services, such as Omniture Genesis, Omniture Test&Target, version 2 of Omniture Discover OnDemand, as well as the services of Visual Sciences and Mercado Software, that we are integrating with our online business optimization platform. Many of these products or services have only recently been commercially introduced by us and may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.
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
     Our current principal competitors include:

•	companies, such as Coremetrics, Inc., Google Inc., Microsoft Corporation, Nedstat Ltd., Yahoo! Inc. (which has acquired Tensa Kft., more commonly known as IndexTools), and WebTrends Inc. that offer on-demand services;

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global), Nielsen/NetRatings, a part of the Nielsen Online Unit of the Nielsen Company, Unica Corporation and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. (acquired by Google) and 24/7 Real Media, Inc. (acquired by WPP Group plc); and

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven), Memetrics (acquired by Accenture), Kefta Inc. (acquired by Acxiom Digital) and [x + 1].
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
     In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and preexisting relationships with our current and potential customers. For example, Google Inc. offers a Web analytics service free of charge, and acquired DoubleClick, Inc., one of our strategic partners, in March 2008. Also, Microsoft offers a Web analytics service free of charge, and it acquired aQuantive, Inc. in August 2007. Further, in 2008, Yahoo! Inc. acquired Tensa Kft., more commonly known as IndexTools.
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
The current economic downturn and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business and our financial results.
     The current economic downturn and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business and our financial results. If economies in the U.S. and internationally remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals of our online business optimization services, as customers delay or defer buying or renewal decisions and as consumers curtail their level of online spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us. As a result, we cannot predict what impact the current economic downturn and uncertainty of the financial markets will have on our business, but expect that such events may have an adverse effect on our business and our financial results in the current quarter and future periods, including 2009.
We rely on third-party service providers to host and deliver our services, and any interruptions or delays in services from these third parties could impair the delivery of our services and harm our business.
     We host our services, and serve all of our customers from 27 third-party data center facilities located in the United States and Europe. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Some of our data center facility agreements require that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. In addition, data centers suitable for the hosting of our services have become limited in supply and availability and, in the future, it may be difficult to obtain additional data center capacity and related hardware to accommodate our growth or we may be required to incur significant expenditures to acquire or develop capacity that meets our future needs. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged or may be required to incur significant expenditures, either of which scenario would adversely impact our financial condition or operating results.
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
     We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. Our total number of full-time employees increased from 353 at December 31, 2006 to 713 at December 31, 2007. Our total number of full-time employees was 1,087 as of September 30, 2008. In addition, during this same period, we made substantial investments in our network infrastructure operations, research and development and sales and marketing as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies and two companies based in the United States, one of which in particular had significant international reach in its operations. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has resulted in increased responsibilities and has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources and will result in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed. If we are unable to otherwise manage our growth successfully, we may experience unanticipated business problems or interruptions, which may damage our reputation or adversely affect the operating results of our business.
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
     Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as acquired in-process research and development, impairment of acquired intangible assets, impairment of goodwill or the recording of stock-based compensation, as well as restructuring charges. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions and acquisitions of companies with significant international operations, such as our two recent European acquisitions and our acquisition of Visual Sciences, as well as our recent acquisition of certain assets, some of which are located in Israel, from Mercado Software, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:
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
     We currently maintain offices outside of the United States and currently have operations, sales personnel or independent consultants in several countries. In the first quarter of 2007, we acquired Instadia, which has its principal operations in Copenhagen, Denmark, and Touch Clarity, which has its principal operations in London, England, and we also acquired Offermatica in the fourth quarter of 2007 and Visual Sciences, which has significant international reach in its operations, in the first quarter of 2008. In the fourth quarter of 2008, we acquired certain of the assets of Mercado Software, some of which are located in Israel, and we opened an office in Israel. These acquisitions significantly increased the scope and complexity of our international operations. We have limited experience operating in foreign jurisdictions at such scale. Our inexperience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	general economic conditions in international markets, including the current global economic downturn and uncertainty in the global financial markets, which may cause a decline in customer or consumer activity;

•	localization of our services, including translation into foreign languages and associated expenses;

•	dependence on certain third parties to increase customer subscriptions;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
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
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 30 issued patents in the United States, one issued patent in the United Kingdom, as well as 65 United States and 98 related international and foreign patent applications pending. We cannot assure you that any patents will issue with respect to our current patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, particularly in view of the uncertainty in the U.S. and global financial markets and corresponding liquidity crisis, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
     At November 6, 2008, we held approximately $21.5 million of municipal note investments with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, at September 30, 2008, we have classified all of our auction rate holdings as long term investments on our condensed consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $1.7 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at September 30, 2008. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
     On behalf of our customers, we collect and use anonymous and personal information and information derived from the activities of Web site visitors. This enables us to provide our customers with reports on aggregated anonymous or personal information from and about the visitors to their Web sites in the manner specifically directed by such customers. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Therefore our compliance with privacy laws and regulations and our reputation among the public body of Web site visitors depend on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumers’ expectations.
     We also rely on representations made to us by our customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. Our customers also represent to us that they provide their Web site users the opportunity to “opt-out” of the information collection associated with our services. We do not regularly and formally audit our customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.
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
     Any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to our business practices. Public concerns regarding data collection, privacy and security may cause some Web site visitors to be less likely to visit Web sites that subscribe to our services. If enough visitors choose not to visit our customers’ Web sites, our ability to collect sufficient amounts of information and provide our services effectively would be adversely affected, and those Web sites could stop using our services. This, in turn, would reduce the value of our services and inhibit or reverse the growth of our business.
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
     The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations have in the past and may in the future adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through November 6, 2008. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and companies in our industry;

•	macroeconomic trends and developments, including the current economic downturn and uncertainty in the financial markets;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts, including changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.
     These factors, as well as the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our strategic partners, customers or our current competitors, may materially adversely affect the market price of our common stock in the future. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources. In addition, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our equity incentive program, may adversely affect our ability to retain key employees.
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
     During the three months ended September 30, 2008, we repurchased the following shares of common stock in connection with certain employee restricted stock awards issued under the WebSideStory, Inc. 2004 Equity Incentive Award Plan that we assumed in connection with our acquisition of Visual Sciences:

	Total		Total Number of Shares	Maximum Number of
	Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased under
Period	Purchased (1)	Paid per Share	Plans or Programs	the Plans or Programs
July 1-July 31, 2008	11,328	$0.002	—	—
August 1-August 31, 2008	295	17.060	—	—
September 1-September 30, 2008	4,146	0.002	—	—

Total	15,769	0.321

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock awards.
     The shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment of employees holding unvested restricted stock awards were repurchased at the original purchase price of $0.002 per share. For the three months ended on September 30, 2008, these shares consisted of 11,328 shares purchased in July and 4,146 shares purchased in September. There were no shares purchased from outstanding restricted stock awards in August.
     The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock awards were repurchased at the then current fair market value of the shares. For the three months ended September 30, 2008, these shares consisted of the following:

	Total Number of Shares	Average Price Paid
Period	Purchased	per Share
July 1-July 31, 2008	0	$0.00
August 1-August 31, 2008	295	17.06
September 1-September 30, 2008	0	0.00

Total	295	17.06

     For the majority of the restricted stock units that vested during the three months ended on September 30, 2008, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the tables above.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.

ITEM 6. Exhibits

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
2.1	Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007

2.2	Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007

2.3	Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007

2.4	Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative	10-K	000-52076	2.4	February 29, 2008

3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3A	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1	August 21, 2007

4.3B	Silicon Valley Bank First Amendment to Third Amended and Restated Loan and Security Agreement, dated August 7, 2008	10-Q	000-52076	4.3B	August 8, 2008

4.3C	Silicon Valley Bank Second Amendment to Third Amended and Restated Loan and Security Agreement, dated October 21, 2008	8-K	000-52076	10.1	October 22, 2008

4.4	Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1	February 20, 2007

10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non- Employee Directors	S-1	333-132987	10.2C	June 9, 2006

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.3A	2006 Equity Incentive Plan of Registrant, as amended on September 10, 2008					X

10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan					X

10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3	May 15, 2007

10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10.3D	November 9, 2007

10.3E	Form of Restricted Stock Unit Award Agreement – Non-U.S. Participants used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3E	February 29, 2008

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

10.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9	February 1, 2008

10.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10	February 1, 2008

10.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11	February 1, 2008

10.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12	February 1, 2008

10.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13	February 1, 2008

10.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14	February 1, 2008

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8E	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU- Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008

10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU- Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John F. Mellor	S-1	333-132987	10.14	June 22, 2006

10.24	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29A	February 29, 2008

10.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29B	February 29, 2008

10.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29C	February 29, 2008

10.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.	10-K	000-52076	10.29D	February 29, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)

Date: November 10, 2008	/s/ Joshua G. James Joshua G. James
President and
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	/s/ Michael S. Herring Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal
Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
2.1	Share Purchase Agreement, by and among Registrant, the Shareholders of Touch Clarity Limited, Paul Phillips, Helen Protopapas and Tim Brown, as the Warrantors, and Alta Berkeley LLP and Yehoshua Ennis collectively as the Shareholder Representative, dated February 14, 2007	8-K	000-52076	2.1	February 20, 2007

2.2	Agreement and Plan of Reorganization by and among Registrant, San Francisco Acquisition Corp., Offermatica Corporation, Henry Baker, as the Stockholder Representative and U.S. Bank National Association, as Escrow Agent, dated September 7, 2007	8-K	000-52076	2.1	September 12, 2007

2.3	Agreement and Plan of Reorganization by and among Registrant, Voyager Acquisition Corp and Visual Sciences, Inc., dated October 25, 2007	10-Q	000-52076	2.3	November 9, 2007

2.4	Agreement and Plan of Merger dated as of February 1, 2006 by and among WebSideStory, Inc., VS Acquisition, LLC, Visual Sciences, LLC and Ned Scherer, as the Member Representative	10-K	000-52076	2.4	February 29, 2008

3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	November 13, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3A	Silicon Valley Bank Third Amended and Restated Loan and Security Agreement, dated August 17, 2007	8-K	000-52076	10.1	August 21, 2007

4.3B	Silicon Valley Bank First Amendment to Third Amended and Restated Loan and Security Agreement, dated August 7, 2008	10-Q	000-52076	4.3B	August 8, 2008

4.3C	Silicon Valley Bank Second Amendment to Third Amended and Restated Loan and Security Agreement, dated October 21, 2008	8-K	000-52076	10.1	October 22, 2008

4.4	Registration Rights Agreement by and among Registrant and certain Shareholders of Touch Clarity Ltd., dated February 14, 2007	8-K	000-52076	4.1	February 20, 2007

10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non- Employee Directors	S-1	333-132987	10.2C	June 9, 2006

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.3A	2006 Equity Incentive Plan of Registrant, as amended on September 10, 2008					X

10.3B	Forms of Stock Option Award Agreement used under the 2006 Equity Incentive Plan					X

10.3C	Form of Stock Appreciation Right Agreement and related forms under the 2006 Equity Incentive Plan for Non-Employee Directors	10-Q	000-52076	10.3	May 15, 2007

10.3D	Form of Restricted Stock Unit Award Agreement used under the 2006 Equity Incentive Plan	10-Q	000-52076	10.3D	November 9, 2007

10.3E	Form of Restricted Stock Unit Award Agreement - Non-U.S. Participants used under the 2006 Equity Incentive Plan	10-K	000-52076	10.3E	February 29, 2008

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6A	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

10.9A	2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.9	February 1, 2008

10.9B	Form of Stock Option Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.10	February 1, 2008

10.9C	Form of Restricted Stock Unit Award Agreement under 2007 Equity Incentive Plan of Registrant	S-8	333-149022	99.11	February 1, 2008

10.10A	2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.12	February 1, 2008

10.10B	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.13	February 1, 2008

10.10C	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan of Registrant	S-8	333-149022	99.14	February 1, 2008

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James	S-1	333-132987	10.5	June 22, 2006

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8E	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU- Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008

10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU- Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James	S-1	333-132987	10.12	June 22, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John F. Mellor	S-1	333-132987	10.14	June 22, 2006

10.24	Change of Control Agreement between Registrant and Michael S. Herring	S-1	333-132987	10.15	June 22, 2006

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.29A	Sublease dated as of July 3, 2001 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29A	February 29, 2008

10.29B	Amendment of Sublease dated as of September 10, 2003 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29B	February 29, 2008

10.29C	Second Amendment of Sublease dated as of June 14, 2006 by and between WebSideStory, Inc. and RF Magic, Inc.	10-K	000-52076	10.29C	February 29, 2008

10.29D	Third Amendment and Assignment of Sublease dated as of October 8, 2007 by and among Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), RF Magic, Inc. and Entropic Communications, Inc.	10-K	000-52076	10.29D	February 29, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.