Form 10-K
period 2008-12-31
Omniture, Inc.
filed 2009-02-27
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52076

OMNITURE, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0619936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

550 East Timpanogos Circle
Orem, Utah 84097
(Address of principal executive offices, including zip code)

801.722.7000
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Registrant’s common stock on June 30, 2008, as reported on the Nasdaq Global Market, was approximately $975 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded from this computation since such persons may be deemed affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. At June 30, 2008, the Registrant had 72,492,475 shares of its common stock, $0.001 par value, issued and outstanding.

There were 76,014,502 shares of the Registrant’s common stock, $0.001 par value, outstanding on February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference the information required by Part III of this Annual Report on Form 10-K from its proxy statement relating to the 2009 Annual Meeting of Stockholders of the Registrant, to be filed within 120 days after the end of its fiscal year ended December 31, 2008.

OMNITURE, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the impact of quarterly fluctuations of revenue and operating results; the acceptance of our pricing model; our business plan and growth management; operating expenses including research and development expenses, general and administrative expenses; business expansion; expansion of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization; changing technological developments; expansion of product and service offerings, including the development of new and improved services; scalability, reliability, efficiency and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; acquisition of new customers; customer renewal rates; our expectations concerning relationships with third parties, including strategic partners, technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market and the competitive factors that impact the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash and credit line; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreement with NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; adequacy of our capital resources to fund operations and growth; customer costs of ownership; expenditures related to equipment operating leases; the current economic downtown and uncertainty in the financial markets in the U.S. and internationally; and ability to liquidate auction rate securities without loss.

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

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not and assume no obligation to update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission, or the SEC.

Omniture SiteCatalyst, Omniture DataWarehouse, Omniture Discover, Omniture Discover OnPremise, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture Test&Target 1:1, Omniture SiteSearch, Omniture Merchandising, Omniture Publish and Omniture SiteCatalyst HBX are among the trademarks or registered trademarks owned by or licensed to Omniture, Inc.

PART I

ITEM 1.	Business

Overview

We are a leading provider of online business optimization products and services, which we deliver through the Omniture Online Marketing Suite. Our customers use our products and services to manage and enhance online, offline and multi-channel business initiatives. The Omniture Online Marketing Suite, which we host and deliver to our customers on-demand and provide as an on-premise solution, consists of our Open Business Analytics Platform and our integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. Our Open Business Analytics Platform, the foundation of the Omniture Online Marketing Suite, includes the Omniture DataWarehouse, which contains the information captured by Omniture SiteCatalyst, our core product offering, and our other products and services. The platform also includes the Omniture Genesis application programming interfaces, or APIs, to integrate and augment this data with relevant data from Internet and enterprise applications and data from a number of online and offline channels to enable business optimization. Our online analytics applications are Omniture SiteCatalyst and Omniture Discover and our channel analytics applications are Omniture Discover OnPremise and Omniture Discover OnPremise for Retail. Our visitor acquisition application is Omniture SearchCenter and conversion applications include: Omniture Test&Target, Omniture Recommendations, Omniture SiteSearch, Omniture Survey and Omniture Merchandising. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers on a Web site and test site design and navigational elements to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical data and the ability to measure, automate and optimize critical online processes. Our services, accessed primarily by a Web browser, reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.

We market our products and services to sales, marketing and business professionals responsible for online business across a broad range of industries, including: automotive, financial services, media, retail, technology and travel. We currently have over 5,100 customers in 91 countries. Our customers include America Online, British Telecom, Comcast, Disney, eBay, Expedia, Ford Motor Company, Gannett, General Electric, Hewlett-Packard, Microsoft, Nextel, Rakuten, Sony and Telstra. In 2008, our services captured data from approximately 3.7 trillion transactions for our customers.

We were founded in 1996, began offering our on-demand online business optimization services in 1997 and incorporated in 1998 as SuperStats.com, Inc., a Utah corporation. In 1999, we changed our name to MyComputer.com, Inc. and reincorporated in the State of Delaware. We began selling our on-demand online business optimization services to enterprises in 2001. In 2002, we changed our name to Omniture, Inc.

Recent Acquisitions

On January 17, 2008, we acquired all of the outstanding voting stock of Visual Sciences, Inc., or Visual Sciences, a provider of on-demand Web analytics applications. The acquisition was accounted for under the purchase method of accounting. We purchased Visual Sciences to acquire its existing customer base, key personnel and technology.

On November 5, 2008, we acquired certain assets, including intellectual property and other business assets, of Mercado Software Ltd, or Mercado, a leading search and merchandising solution provider.

Industry Background

Broad Commercial Utilization of the Internet

The Internet has fundamentally altered the way businesses and consumers purchase goods and services. The Internet has redefined many business processes and has created opportunities for new online businesses, as well as for existing offline businesses seeking to capitalize on online initiatives. Businesses are investing in innovative online initiatives to increase sales, improve customer service, enhance brand awareness, decrease time-to-market for their offerings, reduce fulfillment costs and increase operational efficiency. In addition to generating online business, these online initiatives are increasingly designed to have, and have had, a direct impact on offline business as well.

We expect that the scope and scale of commercial Internet usage will continue to increase. The roll-out of broadband networks and mobile networks, particularly in emerging geographic markets, will contribute to the growth of Internet usage. Internet commerce should also continue to grow and the proliferation of online marketing and customer response channels — such as mobile, online video and social networks — will continue to generate interactions that need to be aggregated and analyzed across channels.

Need to Measure and Automate Online Business

In order to make informed decisions about priorities and investments in online marketing and other commercial initiatives, businesses require timely and accurate measurement of customer behavior. The proliferation of Internet usage and the fact that nearly every user interaction on a Web site (or other digital medium such as mobile phone applications, set-top boxes, kiosks, point of sale systems or any IP connected device) can be captured by the owner of the Web site or other digital medium have resulted in the creation of an unprecedented amount of data about how a business’ customers interact and transact business with it. Businesses are increasingly realizing the benefit of using information gained from online and other digital customer interactions to improve functional areas, such as sales, customer service, product development, marketing, pricing, manufacturing and inventory management. The interactive and measurable nature of Internet activity also enables businesses to determine how customers arrived at their online destinations, such as Web and mobile sites, and to what extent the costs they incur to increase site traffic are generating sales.

The increasing scale and dynamic nature of both online business and offline business influenced by online interaction necessitate that businesses automate the processes by which they capture, analyze and act upon information generated by their online interactions, including Web sites. The sheer volume of online activity and the variability or spikes in traffic generate a significant, and at times unpredictable, amount of information. For a popular online business, the amount of information generated can exceed multiple terabytes per month and can vary substantially based on seasonality, promotions and special events. For any unique visitor and transaction, over 100 different variables can be captured, such as page name, language, currency, operating system, search engine, ad channel and ad campaign, all of which need to be processed and stored and made readily accessible for analysis. Businesses also need solutions that can integrate with other internal and external enterprise business systems to automate and drive critical business processes. For example, many businesses still attempt to understand the effectiveness of, and to implement their bidding strategies for, tens of thousands of paid search keywords using stand-alone spreadsheets and manual processing. An automated solution that measures keyword bidding based upon a variety of specific business objectives and also integrates with third-party search sites and internal financial systems to alter bids automatically based on keyword effectiveness can improve online marketing initiatives. In addition, the ability to leverage behavioral data, or data collected from an online visitor interaction with a company’s Web site, to deliver the most relevant content or marketing offer automatically in real time would improve online user experiences and translate into increased customer loyalty and revenue.

Opportunity to Optimize Online Business

Measuring online behavior and automating the capture and analysis of data are just the beginning of making more informed business decisions. Businesses also need to leverage the data to optimize the results of their online business activities. For example, businesses have historically measured the success of their online marketing programs by simple click-through rates or conversion rates, the latter being the percentage of click-through users who make a purchase or otherwise engage in the desired customer action during the online session. However, the effectiveness of online marketing can be optimized by analyzing and acting on deeper information, such as repeat visits, transactions generated, registrations, traffic pathways (various paths of online visitor traffic flow), time spent and quality of interaction (engagement), eventual conversion (desired customer action taken in subsequent visits) or success over time (lifetime value of customer) as well as comparing the relative effectiveness of different marketing channels (attribution). Business success metrics can also vary based on the industry or vertical — for example, media companies optimize subscriptions and online advertising revenue, whereas retailers and ecommerce companies focus on registrations and online purchases. Online businesses utilize a large and growing number of complex and diverse communication channels to market to customers, including display advertising, paid search advertising, e-mail, affiliate marketing, blogs, podcasts, video, rich internet applications and comparison shopping engines, as well as traditional offline initiatives. The emergence of multi-channel marketing initiatives, which combine traditional offline marketing initiatives such as television, print, magazine, newspapers, radio and catalog with online marketing initiatives, makes the measurement and analysis of online behavior more challenging, but presents additional opportunities to optimize results. For example, businesses want to measure and understand the impact of their advertising initiatives across all these channels, not only to determine how much credit should be given to a particular channel and to understand cross-promotional effectiveness, but more importantly to make adjustments in the way channels are utilized and the amount of resources that are allocated to each of them.

Businesses have generally relied on a combination of manual processes, point tools and proprietary approaches to manage their online business initiatives. These approaches have a number of critical limitations, including the following:

Disaggregated View of Customer Information.  To measure and automate its Web site activity, a typical online enterprise can use numerous different systems and tools, such as ad servers, Web content management, Web analytics tools, customer relationship management software, order management systems, business intelligence systems, price optimization tools, keyword bid management tools, internal search optimization tools and site conversion optimization tools, as well as custom and proprietary technologies. Because each of these tools or systems is designed to address a specific channel and customer behavior at a certain time and many of them use their own underlying processing and storage capabilities, they collectively have limited ability to measure customer behavior across multiple channels and throughout the lifecycle of the customer.

Limited Scalability.  Existing approaches for data capture and analysis have difficulty scaling to address the traffic volumes, amounts of data and unpredictability of online businesses. Some online businesses, such as sports sites, media sites and ticket sites, can experience significant periodic traffic spikes. Few point solutions and manual processes are designed to perform under these circumstances. To the extent that a company integrates multiple disparate point tools, any one tool can limit overall scalability. In order to process in real time the significant volumes of data generated, businesses must make significant investments in IT infrastructure, including a flexible computing architecture that allows for the easy addition of excess computing resources to handle spikes in traffic.

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

Slow Implementation and Adoption.  Using custom or proprietary approaches or integrating point tools to manage online businesses has generally required lengthy and complicated deployments and significant investments to manage the multiple tools and technologies. These approaches generally require custom programming, changes to existing business processes, changes to a business’ Web site, installation of third-party technologies and systems and ongoing investment in computing resources. These approaches generally have complex interfaces and are designed for IT professionals or require significant training for others to use them effectively. As a result, user adoption is limited, reducing the effectiveness of these systems and limiting a business’ ability to meet its objectives.

We believe that businesses seeking to enhance their online presence need an online business optimization platform with the functionality, scalability and flexibility to manage and improve the important aspects of their business activities.

Our Online Marketing Suite

We are a leading provider of online business optimization products and services, which we deliver through the Omniture Online Marketing Suite. Our customers use our products and services to manage and enhance online, offline and multi-channel business initiatives. The Omniture Online Marketing Suite, which we host and deliver to our customers on-demand and provide as an on-premise solution, consists of our Open Business Analytics Platform and our integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. Our Open Business Analytics Platform, the foundation of the Omniture Online Marketing Suite, includes the Omniture DataWarehouse, which contains the information captured by Omniture SiteCatalyst, our core product offering, and our other products and services. The platform also includes the Omniture Genesis APIs to integrate and augment this data with relevant data from Internet and enterprise applications and data from a number of online and offline channels to enable business optimization. Our online analytics applications are Omniture SiteCatalyst and Omniture Discover and our channel analytics applications are Omniture Discover OnPremise and Omniture Discover OnPremise for Retail. Our visitor acquisition application is Omniture SearchCenter and conversion applications include: Omniture Test&Target, Omniture Recommendations, Omniture SiteSearch, Omniture Survey and Omniture Merchandising. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers on a Web site and test site design and navigational elements to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical data and the ability to measure, automate and optimize critical online processes. Our services, accessed primarily by a Web browser, reduce the need for our customers to make upfront investments in technology, training, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.

Key benefits of our suite include:

•	Increased Sales and Profitability. We believe our services provide businesses of all sizes the ability to increase sales and profits through more informed decision making and delivery of automated content and marketing offers. Our services enable customers to capture and measure user activity on their Web sites and automate business processes, such as online marketing, to increase conversion of Web site visitors to customers and to enhance the efficiency of multi-channel marketing and e-commerce initiatives. By utilizing our services, our customers are able to identify trends in customer behavior in real time and to direct business expenditures towards initiatives that they believe will increase sales, maximize profitability and enhance customer service and thereby gain a competitive advantage.

•	Flexible Platform to Manage Online Business. Our services are based on a technology platform that manages online business data from a centralized information store. Our multi-tenant technology platform is based upon a massively scalable computing architecture that allows us to share common computing resources simultaneously across our customer base while maintaining the integrity and security of each customer’s data. Our technology is built on a standards-based platform, which allows for interoperability with other third-party and proprietary systems. Additionally, customers can request data in flexible formats, such as scheduled data and report pushes, real-time data querying and retrieval, e-mailed reports and alerts, reports on their mobile devices, and custom data feeds. Our customers can configure the interface to our services to segment access privileges across their user base to deliver the most relevant data for each user while, at the same time, using permission-based policies to restrict the data available to any given user.

•	Enterprise Class Scalability, Performance, Security and Support. Our platform is designed to scale to meet the needs of the largest and most sophisticated online operations in the world. Our customers rely on us to capture and manage significant volumes of data securely and accurately while providing immediate application availability and flexible real-time reporting. In 2008, we captured data from approximately 3.7 trillion transactions, and we currently manage over 3.25 petabytes of data for our customers. Our massively scalable architecture enables us to dynamically shift computing resources in our data centers to maintain application availability during periods of intense activity and spikes in traffic at any particular customer’s Web site. We provide our customers with comprehensive implementation, support services, best practices consulting and training. To support the operations of multi-national customers, Omniture SiteCatalyst, Omniture SearchCenter, Omniture Discover and Omniture Genesis services are available in Chinese, French, German, Japanese, Korean and Spanish, support over one hundred global currencies and provide automated conversion among these currencies based on current exchange rates.

•	Integration Partnerships. We have designed our platform and our suite to integrate with leading online marketing applications. Through Omniture Genesis, we are able to integrate our platform with third party applications via a standards based architecture. We have over 200 application and platform partners in our Omniture Genesis network that span over 30 technology categories, including: advertising networks, chat, content management, client relationship management/sales force automation, or CRM/SFA, display advertising, ecommerce platform, e-mail marketing, marketing automation, performance management, ratings and reviews, rich media/video, search marketing, site auditing, site search/information access, social media and survey/user experience. By enabling our customers to integrate third-party Internet, online marketing and enterprise applications with the Omniture suite, we allow them to link previously disparate technologies and data sources.

•	Independent, Unaffiliated Service Provider. Our platform consolidates information across multiple online and offline channels, enabling our customers to achieve a more unified view of user behavior and measure their multi-channel marketing initiatives more effectively. However, we are unaffiliated with any particular marketing channel or service provider and therefore can provide reliable and secure information that is independent. As such, we provide our customers with objective, unbiased insight into the effectiveness of their multi-channel marketing expenditures across multiple channels, Internet vendors and partners.

•	Reduced Capital Investment through On-Demand Hosted Model. We deliver our services primarily through an on-demand, hosted model. Our on-demand model enables our customers to align their expenditures to their required level of service. As a result, our customers are able to limit their upfront investments in technology infrastructure, third-party software and systems, and more effectively leverage their own IT personnel. Our services can be deployed rapidly, as our solution is designed to integrate seamlessly and securely with a customer’s internal systems. All upgrades are implemented by us on our servers, and, therefore, all of our customers can benefit immediately from them.

Our Strategy

Our objective is to build upon our role as a leading provider of on-demand online business optimization products and services and to increase the value of our products and services for businesses worldwide. We intend to pursue this strategy through internal initiatives, selective acquisitions and strategic relationships. Key elements of our strategy include:

•	Rapidly Expand Our Customer Base. We believe the market for online business optimization services is in its early stages, and we intend to continue to expand our customer base rapidly by investing in our direct sales force, increasing our marketing efforts and expanding our distribution channel partnerships. In particular, we believe there is a growing need for our services in international markets, and we intend to continue to expand our presence aggressively in Europe, as illustrated by our acquisitions of Instadia A/S, or Instadia, Touch Clarity Limited, or Touch Clarity, Visual Sciences and Mercado, and in the Asia-Pacific region.

•	Extend Our Technology Leadership Position. We believe our highly scalable, enterprise-class technology platform, which we built expressly for the purpose of online business optimization, provides us with a significant technology lead. Our technology is being used by many of the largest and most complex online operations in the world. We intend to continue to invest in improving the scalability, reliability and performance of our platform and in extending the features and functionality of our platform to meet the needs of rapidly evolving channels such as mobile and video. This has been illustrated by our ongoing internal product development, our acquisitions of Touch Clarity, Offermatica Corporation, or Offermatica, Visual Sciences and Mercado and the extension of the Omniture Genesis network.

•	Broaden Our Online Business Optimization Platform Capabilities. We believe our Open Business Analytics Platform, built around data captured by Omniture SiteCatalyst and other Omniture applications and stored in the Omniture DataWarehouse, provides a foundation for offering additional business optimization services to our customers. For example, during 2006, we released Omniture SearchCenter, which enables customers to automatically enhance the effectiveness of their paid search keyword bids, and Omniture Genesis, which enables customers to integrate their third-party marketing applications into Omniture SiteCatalyst. In early 2007, we released version 2.0 of Omniture Discover, an advanced data segmentation tool, and acquired TouchClarity, now a part of Omniture Test&Target, which utilizes behavioral data collected from Omniture SiteCatalyst to automatically deliver relevant content and marketing offers. In December 2007, we acquired Offermatica, now a part of Omniture Test&Target, which utilizes behavioral data collected from Omniture SiteCatalyst to perform A/B and multivariate tests of site content, design and navigational elements, and to present marketing content based on customer segments. In January 2008, we acquired Visual Sciences, which, in addition to extending the opportunity for our platform to include Visual Sciences’ analytics customer base resulted in the addition of the following products to our offerings: Omniture Discover OnPremise, a sophisticated technology for performing deep analysis on offline, multi-channel data and to combine that data with online data captured through Omniture SiteCatalyst, and which also enables us to continue to expand the capabilities of the platform in areas such as multi-channel analytics; Omniture SiteSearch, an intra-site search technology that enables our customers to assist their site visitors in searching, finding and accessing content, products and information; and Omniture Publish, a Web content management solution. In November 2008, we acquired certain assets of Mercado, including what is now Omniture Merchandising. In addition, the platform provides flexibility to customize services for specific industry verticals, such as the retail and media industries. We expect to continue to make acquisitions of, or investments in, complementary services, technologies or businesses to address the need to develop new products and enhance existing products. We also expect to continue to explore additional opportunities to help our customers leverage the value of their data, including, segmentation and targeting.

•	Develop and Expand Strategic Relationships to Extend Our Platform and Distribution Channels. An important element of our growth strategy is to continue developing strategic relationships with third parties that can help us broaden our online business optimization platform and continue to develop new distribution channels for our services. We believe our services are attractive to our technology partners because they are able to leverage the information and capabilities of our platform to enhance their solutions and then offer their enhanced solutions to Omniture’s customer base. We intend to continue establishing relationships with third parties in order to provide broader and more integrated functionality to our customers. In addition, we believe it is important that we promote industry best practices for implementing and using our products. While we have made significant investments to hire and train our own personnel that can consult with our customers, we believe there is a significant opportunity to continue building relationships with consulting agencies and systems integrators who specialize in providing these services. We intend to expand our work with these types of partners to train and certify their personnel to directly sell, implement, and support Omniture solutions. We believe this will increase adoption and satisfaction for our products due to an increase in trained personnel and will complement our direct selling efforts and extend our market reach. For example, we recently established a strategic partner relationship with WPP, one of the world’s largest communications services companies, and we also expect to enter into similar relationships with other companies.

•	Remain Intensely Focused on Our Customers’ Success. We believe that our customers’ success is critical to our success. We intend to remain intensely customer-centric as we develop new services and improve existing services. Our close relationships with our customers and responsiveness to their requests have been key elements in our development efforts to date and will remain central to our strategy in the future. For example, certain key features of all of our products, and of Omniture SearchCenter, Omniture Discover, Omniture Discover OnPremise and Omniture Genesis in particular, were in direct response to feedback from customers and the need for the advanced optimization technology acquired from Touch Clarity, Offermatica and Mercado was the driving factor in our decision to pursue those acquisitions. In addition, through programs such as Omniture Education and Omniture Consulting Services, as well as our certified consulting partners, we are committed to continuing to deliver superior education, training and consulting services to our customers to enable them to enhance the value of our services.

Omniture Online Business Optimization Services

The Omniture Online Marketing Suite consists of our Open Business Analytics Platform and our integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. Our Open Business Analytics Platform, the foundation of the Omniture Online Marketing Suite, includes the Omniture DataWarehouse, which contains the information captured by Omniture SiteCatalyst, our core product offering, and our other products and services. The platform also contains the Omniture Genesis APIs to integrate and augment this data with relevant data from Internet and enterprise applications and data from a number of online and offline channels to enable business optimization. Our Online analytics applications are Omniture SiteCatalyst and Omniture Discover. Omniture SiteCatalyst was responsible for 89%, 78% and 64% of our total revenue during 2006, 2007 and 2008, respectively. Our channel analytics applications are Omniture Discover OnPremise and Omniture Discover OnPremise for Retail. Our visitor acquisition application is Omniture SearchCenter and conversion applications include: Omniture Test&Target, Omniture Recommendations, Omniture SiteSearch, Omniture Survey and Omniture Merchandising.

Open Business Analytics Platform

Omniture DataWarehouse

Omniture DataWarehouse stores a comprehensive record of online visitor events, transactions and interactions that occur on our customers’ Web sites and through other channels. Our customers can directly access Omniture DataWarehouse to design reports and run queries according to their specific needs. Our customers can also receive direct feeds of the data we have collected on their behalf from the DataWarehouse to incorporate into their offline systems.

Omniture Genesis

Omniture Genesis simplifies the integration of third-party marketing applications into Omniture SiteCatalyst. Using a wizard-based interface, customers can select from a list of application and platform partners, including leading companies in display advertising, e-mail marketing, social media, rich media/video, content management, CRM/SFA, ratings and reviews and search marketing, to integrate these disparate applications into the Omniture Online Marketing Suite. This integration enables customers to more effectively manage their online businesses by providing a single platform to access multiple marketing applications, which reduces the need for customers to independently compile multiple data sets and reporting systems to gain insights into their online initiatives and to make decisions on how to optimize business performance. There are currently more than 200 partners in the Omniture Genesis network spanning over 30 technology categories, including the following:

Technology Categories:	Partners:

Advertising Network	Advertising.com, Dotomi
Chat	InstantService, LivePerson
Content Management	Clickability, SDL Tridion, Vignette
CRM/SFA	RightNow Technologies, salesforce.com, Inc.
Display Advertising	DoubleClick (Google), 24/7 RealMedia, EyeBlaster
eCommerce Platform	GSI Commerce, MarketLive, Novator
E-mail Marketing	CheetahMail Inc., Epsilon Interactive, ExactTarget, Responsys
Marketing Automation	Aprimo, Eloqua, vTrenz (Silverpop)
Performance Management	ClickTale, Coradiant, TeaLeaf
Ratings and Reviews	Bazaarvoice Inc., Power Reviews
Rich Media/Video	Adobe, Allurent, Brightcove
Search Marketing	Ask.com, Google, Inc., MSN, Yahoo!
Site Auditing/Site Hygiene	ABC Interactive, Maxamine (Accenture), Verified Audit
Site Search/Information Access	Endeca Technologies Inc., FAST Search and Transfer ASA
Social Media	Collective Intellect, Lithium Technologies, Visible Technologies
Survey/User Experience	Foresee Results, Inc., iPerceptions, OpinionLab, Inc.

Each Omniture Genesis accredited application partner must complete a validation process designed to verify the quality of a number of features of the partner’s integration to the Omniture platform. A key part of Omniture Genesis is the Open Transaction Framework Technology, which facilitates the collection and integration of data. It is managed through a single point, accesses business-specific customer attributes, and utilizes our existing image and URL management algorithms and code, which enables our customers to implement third-party applications more quickly and cost-effectively.

Online Analytics Applications

Omniture SiteCatalyst

Omniture SiteCatalyst provides marketers with actionable, real-time intelligence about online strategies and marketing initiatives. SiteCatalyst helps marketers quickly identify the most profitable paths through their Web site, determine where visitors are navigating away from their site, and identify critical success metrics for online marketing campaigns.

The core features of Omniture SiteCatalyst include:

Pre-Built Reporting and Analytics	• Collection of ready-to-use, popular reports, including Page Summary, Next Page Flow, Fallout/Form Abandonment, Geo-segmentation, Conversion Funnel, Cross Sell

• Custom reporting, which enables customers to measure any event that occurs on a customer’s site

• Bookmark and dashboard templates, pulling data from any number of report suites and distributing via e-mail

• Easy access to other Omniture Online Marketing Suite products from within SiteCatalyst

Innovative Work Flow	• Product search — find reports, features, and Help from anywhere in the product

• Reports organized into categories for improved navigation and access to data

• Publishing lists to easily manage recipients of scheduled reports across thousands of report suites

Video & Web 2.0 Optimization	• ActionSource method for natively tracking Flash applications used with the ActionScript programming language (Adobe Flash and Flex)

• Support for popular media players, including Windows Media Player, QuickTime, and RealPlayer

• Video engagement and milestone tracking built into reports

• Ability to find optimum ad placement through the most viewed video sections

Advanced Segmentation	• Segment data from a report suite and create a new suite to hold the data

• Geo-segmentation reports to understand the geographic dynamics of Web audience

• Ability to create real-time segmentation of all online data and define an unlimited number of visitor segmentation rules

Flexible Data Integration	• Data Sources Manager to integrate multi-channel or offline data with data collected on the Web site

• SOAP-based open standards Web services API for real-time reporting

• Ability to integrate Web analytics data with in-house reporting tools

• Data Extract and Excel Client options enable customer to export SiteCatalyst data into Excel

Following our acquisition of Visual Sciences, HBX, Visual Sciences’ Web analytics service, is now known as Omniture SiteCatalyst HBX. While we do not intend to undertake any additional development of Omniture SiteCatalyst HBX, we intend to continue to support existing Omniture SiteCatalyst HBX Web analytics customers as we integrate certain key features of the HBX service into Omniture SiteCatalyst.

Omniture Discover

Omniture Discover allows marketers to visually explore visitor information to identify relevant visitor segments that reveal deep insights about online behavior, uncovering new business opportunities, acquisition strategies and revenue opportunities for the company.

The core features of Omniture Discover include:

1-Click Segmentation	• Define marketing segmentation criteria

• Create segments in real time

• View how segments influence the analysis as criteria are added to the segments

N-Dimensional Analysis	• Refine analyses by correlating the relationships between any and all data elements, which we sometimes refer to as data dimensions, with any other data elements

Virtual Focus Group	• Understand the Web site experience of individual customers

• Create focus group segments based on desired attributes

Advanced Fall-out Analysis	• Dynamically build online processes

• Analyze and refine online processes to improve conversion

Dynamic Path Flow	• Explore paths customers follow through the Web site to optimize campaign conversion, content placement and site navigation

Channel Analytics Applications

Omniture Discover OnPremise and Omniture Discover OnPremise for Retail

Omniture Discover OnPremise and Omniture Discover OnPremise for Retail enable organizations to analyze large volumes of rapidly evolving data in real time. The visualizations provided by Discover OnPremise and Discover OnPremise for Retail allow users to infer meaning to make quick business decisions that improve overall business performance. Discover OnPremise accepts data from any source, including data warehouses and business intelligence tools, and Discover OnPremise for Retail is designed to analyze large volumes of rapidly evolving point-of-sale and kiosk data in real time.

The core features of Omniture Discover OnPremise and Omniture Discover OnPremise for Retail include:

Data Collection	• Flexible data collection options from one or multiple sources including delimited, XML and ODBC formats

• Load integration meta-data about customers, products, or campaigns

• Collect data in real-time or batch mode

Extract Transform and Load (ETL)	• Extend the data schema for analysis

• Automated system checkpoints for faster data reprocessing and recovery

• Extensive data transformation options include parse, append, merge, and categorizing of data for processing and extraction

Rapid Performance	• Parallel processing for greater performance and scalability

• “Whole dataset” processing on billions of records at a time

Visualization	• Visualizations include line and bar charts, tables, scatter plots, 2D and 3D process maps, path browsers, and worksheets

• Setup visual markers before or after any event to track activities and trends over time

• Visualize spatial data such as customer, store, ATM or competitor locations on interactive global maps

Dimensions and Metrics	• Multiple pre-defined dimension types, including simple, many-to-many, numeric and time based

• Extensive built-in metrics and dimensions logic

• Searchable dimensions to find specific elements

Advanced Segmentation and Filtering	• Create an unlimited number of real-time segments based on any data in the data set

• Filter Editor provides comprehensive logic to create segments and subsets of an entire dataset

• Segment Export to group customers and export on a one-time or continuous basis to external systems

Analytics	• N-dimensional analysis capabilities to automatically correlate and cross-tab all data

• Share dimensions, metrics and analysis workspaces to collaborate with colleagues

• Excel-like worksheets to build scenarios and key performance indicator dashboards

Reporting	• Automated report distribution via e-mail or reporting portal

• High-quality reports can be printed or exported to other Microsoft Office products

• Ability to export both pre-processed and post-processed data to other systems, such as a data warehouse

Omniture Discover OnPremise for Retail also includes:

Retail Channel Reporting, Dimensions and Metrics	• Automated report distribution via e-mail or reporting portal

• Retail channel specific reports and workspaces, including: basket analysis, geographic summary, purchase sequencing analysis, competitor location analysis, sales summary, demographic analysis, store analysis

• Retail channel specific dimensions and metrics, including: demographic data, customer profitability, purchase amount, number of transactions, total and average revenue, total and average margin, revenue per customer and store name

Visitor Acquisition Application

Omniture SearchCenter

Omniture SearchCenter provides a single interface that consolidates and simplifies keyword marketing and automates the time-consuming process of managing multiple paid search keyword bids with leading search engines, such as Google, Yahoo!, MSN, MIVA, Ask and others. Using customizable business rules, Omniture SearchCenter helps customers automate keyword strategies and processes, target keyword marketing by behavior and lifetime value, improve keyword performance with integrated analytics and improve cross-channel marketing results.

Features of Omniture SearchCenter include:

Consolidated Management Interface	• View multiple accounts, campaigns, ad groups or keywords from a single application

• View top-line success metrics at every grouping level

• Use unified editor across all search engines

One-click Account Management	• Change bids, budgets, match types and publication status

• Import existing accounts from search engines

• Create new accounts, edit ads and keywords

Integrated Help & Community	• In-product access to Omniture ClientCare and live chat

• Contextual help on every page

• Training videos, case studies and white papers

E-mail & Account Alerts	• Track cost per acquisition increases

• Guard return on ad spend decreases

• Control budget pacing

Automated Bid Engine Supports	• Rules-based bid management

• Portfolio bid management

• Day-parting and special events (holidays)

Reporting and Analytics
• Prebuilt and user-definable metrics and reports that include: return on advertising spend by keyword, conversion funnel demonstrating which impressions and clicks contribute to orders and revenue, customer loyalty displays revenue from new customers versus returning customers, and search engine detailing revenue performance by each search engine

• User defined conversion metrics

• Scheduled reports sent via e-mail and download reports to Excel, PDF, CSV, RTF

Content Network Optimization	• Create campaigns for the Google, Yahoo! and M content networks from a single interface

• Measure cost per acquisition increases separate from keyword search ads

• Eliminate underperforming content network ads

Conversion Applications

Omniture Test&Target

Omniture Test&Target is an integrated solution for A/B testing, multivariate testing, campaign optimization and behavioral targeting. This product automates the delivery of relevant content and marketing offers based on user behavior and utilizes behavioral data collected from Omniture SiteCatalyst to perform A/B and multivariate tests of site content, design and navigational elements, and to present marketing content based on customer segments.

Features of Omniture Test&Target include:

A/B, Multivariate Testing	• Test content on site, in e-mail and in display ads

• A/B testing facilitates fast and accurate design selection

• Multivariate testing allows for testing many elements and variations with smaller traffic requirements and fewer combinations

• “Push winner” functionality converts winning test scenarios with a single click to standard content for all audience segments

Ad Testing	• Track ad impressions and their impact on conversion

• Optimize ad content and compare multiple creative options, adjust to serve more of the winning creative option

• Coordinate ad tests across multiple ad networks or publishers

• Combine ad testing with cost and revenue tracking to see real-time revenue for a given ad

Visual Application Management	• Design tests directly on the site just as site visitors will experience them

• Immediately visualize how site visitors experience a test, giving real-time insight for increasing content relevance

• Onsite testing capabilities work without any special configuration or implementation

Effective Targeting	• Target content to different groups of visitors based on marketer-defined segments

• Target audience segments based on URL, geography, profile and visitor behavior

• Maintain consistency of targeted offers from offsite exposure (display ads, e-mail) through to onsite activity

• Flexibility to market broadly to a segment of visitors or to define parameters for stricter targeting to a specific visitor set

Automated Predictive Learning	• Each site visitor and click is scored individually, so targeted offers can be served based on a site visitor’s unique interests

• Create extensible site user profiles that include offline data, such as product holdings, credit score, time on file and other non-personally identifiable information

• Import external customer profiles in real time for heightened relevance

Automated Campaign Management	• Automatically direct site traffic in response to site visitor behavior, factoring in variables such as time of day, e-mail communications or product promotions

• Self-optimizing campaigns provide that the most effective targeting scenarios are shown more often, accounting for environmental or seasonal changes

• Automatically promote the best performing scenarios to improve conversions for specific audience segments or across the site

Omniture Recommendations

Omniture Recommendations enables businesses to promote products and content online. Through flexible data and behavioral driven algorithms, businesses can seek to increase conversions by automatically presenting relevant choices to customers at the relevant time. Recommendations can be presented to visitors via any interaction channel, including Web, mobile or e-mail.

Features of Omniture Recommendations include:

Automated Product or Content Recommendations	• Visitor data drives recommendations; no server-side or offline integration required

• Automatically “learns” about content catalog from online visits — no API or catalog integration required

• Run different recommendation types on different pages: for example, show top sellers on homepage and cross-sells on a product page

Marketer-Managed Algorithms	• Users can choose from a variety of popularity and affinity algorithms to suit business needs based on viewing, searching and buying activity of previous visitors or shoppers

• Algorithms include “Most Viewed,” “Top Sellers,” “People who bought or viewed this also bought that,” “Site affinity” and Omniture SiteSearch based recommendations”

• Use metrics from Omniture SiteCatalyst and Omniture DataWarehouse to power recommendations

Integrated with the Omniture Online Marketing Suite	• Integrates with Omniture Test&Target to run sophisticated tests on recommendations and target them to different visitor groups

• Integrates with Omniture SiteSearch to run the “Omniture SiteSearch Recommendation” on search results pages

• Omniture Genesis enables integration with third party vendors — such as e-mail application providers to deliver recommendations via e-mail

Built-in Testing and Reporting	• Test recommendations against default content or products to monitor conversion performance metrics

• Built-in reporting interface shows visits, clicks and purchases with conversion lift data

• Analyze reports to change business rules or to determine winning promotions

Omniture SiteSearch

Omniture SiteSearch enables organizations to improve return on their Web site investments by enabling visitors to search, find and access content, products and information. Leveraging Web analytics, intuitive navigation, tailor-able presentations and powerful and comprehensive indexing allows organizations to provide their visitors with a relevant, accurate and intuitive Web site experience.

Features of Omniture SiteSearch include:

Analytics-driven Search Results	• Choose metrics from any Omniture SiteCatalyst report suite to influence search results

• Weight different metrics to influence results rankings

• Target ranking rules to different visitor segments

• Combine offline data with analytics-based metrics to influence search ranking business rules

Guided Search	• Automatically display dynamic refinement options based on product attributes

• Offer multiple refinement options for individual products and product categories

• Support for a broad range of file types, including HTML, Adobe PDF and Microsoft Office formats

Targeted Presentation	• Template editor provides matching of search results to a site’s look and feel

• Categorize result sets to support multiple types of structured and unstructured information — index knowledgebase content, forums, user-generated content and more

• Customizable search interface with controls for date ranges, word or phrase matching and entity matching

Content Spotlighting	• Target promotional content for specific keywords in the context of search results

• Automatically present related products or content in the context of search results

• Automatically aggregate and spotlight top-performing content for specific keywords

• Integrate third-party content into search results for specific keywords

Keyword Reporting	• Determine which search terms drive site conversion

• Compare Web site search behavior to browsing behavior to determine effective paths to conversion

• Generate search term reports, by phrase or word, or by day, week or month

Omniture Survey

Omniture Survey helps organizations design, create and implement online surveys to measure audience sentiment. Surveys are used to determine brand perception, customer satisfaction, employee motivation and partner engagement. We believe better understanding of audience sentiment helps lead to more engaging customer interactions, focused product development and improved brand perceptions.

Omniture Merchandising

Omniture Merchandising enables retail and ecommerce companies to execute online merchandising strategies that optimize product placement effectiveness — which is designed to increase conversions and average order value by improving shoppers’ ability to find and select products, and promoting certain products and services based on business goals and metrics.

Features of Omniture Merchandising include:

Intuitive Commerce Merchandising Console	• Publish merchandising zones featuring promotional banners, up-sell and cross-sell offers

• Virtual end-caps and impulse towers on homepage, product pages and at checkout

• Deploy dynamic merchandised landing pages to improve search engine marketing and e-mail marketing conversion

Metrics-Driven Merchandising	• Integrate with Omniture SiteCatalyst and other Web analytics for up-to-date and actionable metrics such as conversion rates

• Automate merchandising decisions and actions based on business factors, such as inventory levels, margin and product freshness

• Built-in reporting allows merchandising managers to automatically tune merchandising as needed

Customer-Centric Shopper Experience	• Shoppers can drill down through catalogs based on a unique assortment of characteristics, such as brand, color, price, size and gender refinements

• More than 25 built-in and extensible industry-specific merchandising thesauri

• Product compare capability and intuitive product selection features

Social Merchandising	• Retailers can incorporate customer-generated product reviews, ratings and tags into their merchandising strategy

• Augment traditional merchandising with customer generated content

• Use product ratings to help shoppers refine product selections

Professional Services, Customer Service and Support

We offer a range of industry best practice professional services that complements our online business optimization strategy. These services include Omniture Consulting Services that provides Implementation, Business and Outsourcing services, Omniture ClientCare that provides 24x7 support to Omniture customers, and Omniture Education that provides on-site and e-learning educational services and user training.

Omniture Consulting Services — Implementation Services

Omniture Consulting Services employs experienced technical consultants, many of whom hold advanced degrees, to provide implementation and setup services to our customers. Omniture Consulting Services leverages a proprietary implementation methodology designed to align customers’ deployments with their key business objectives and requirements. Our Consulting Services team also offers consulting services for customers who have already deployed our services and are seeking to expand their implementation.

Omniture Consulting Services — Business & Outsourcing Services

Omniture Consulting Services provides business and outsourcing services as a premium service providing business optimization consulting to customers. This consulting reflects the customer’s strategic business objectives, and is often tailored to particular industry vertical markets, such as automotive, retail, financial services, travel, media and technology. Projects can include overall marketing measurement strategies, customer acquisition effectiveness, campaign performance, search keyword profitability, content stickiness, mobile and video measurement and Web site conversion success. By working with Omniture Consulting Services, customers obtain access to business optimization specialists that possess deep expertise with Omniture’s Online Marketing Suite and industry best practices. Omniture Consulting Services engagements can range in time from one week to several months.

With our acquisitions of Offermatica, Visual Sciences and Mercado, we have added service offerings for Omniture Test&Target, Omniture SiteSearch, Omniture Publish and Omniture Merchandising consulting services. These consulting teams are united within Omniture Consulting Services to provide an integrated approach to garner value from Omniture’s Online Marketing Suite.

Omniture Education

Omniture Education provides training to enhance our customers’ use of our Omniture Online Marketing Suite. Omniture Education offers a range of traditional, custom and online training and certification options delivered by a team of trained professionals. Omniture Education complements the Omniture Online Marketing Suite by offering customers over 50 hours of free content and recorded training, weekly Web conferences on specific topics, custom Web conferences and customized onsite training at customer premises. We offer Omniture SiteCatalyst certification training. Individuals that successfully complete this training are designated as Omniture Certified Professionals. To date, more than 10,000 individuals have been trained through Omniture Education. We also rely on third parties to provide certain Omniture Education services in some developing geographic areas.

Omniture ClientCare — 24x7 Global Technical Support

We believe that superior customer technical support is critical to retaining and expanding our customer base. As our customer base has grown, we have added personnel to our global technical support group. Our technical support program assists our customers in the use of our services and identifies, analyzes and solves problems or issues with our Omniture Online Marketing Suite. The support program includes phone, chat or e-mail support along with an online KnowledgeBase repository of helpful information about our services. Our technical support group is available to customers by telephone, chat or e-mail or through our Web site 24 hours per day, 7 days per week.

International Support

First line support for our Omniture SiteCatalyst, Omniture DataWarehouse, Omniture SearchCenter, Omniture Discover OnPremise, Omniture Discover, Omniture Genesis, Omniture Test&Target, Omniture SiteSearch, and Omniture Merchandising services are available in Chinese, French, German, Japanese, Spanish and Korean and additional languages can be added relatively easily. We also support over 100 global currencies and provide automated conversion between these currencies based on current exchange rates.

Technology and Research and Development

Technology

We deliver our services primarily through an on-demand, hosted model. We believe that our on-demand platform enables us to deliver software-based services to our customers much more efficiently than traditional enterprise software vendors. Our hosted software environment eliminates the need to develop software compatible with a wide variety of hardware systems, operating systems and databases in our customers’ various technical environments. As a result, we do not need to allocate technical resources to make our software compatible with these various environments nor do we need to test our software in each possible combination of hardware and software services that would exist in each customer environment. Rather, we can focus our resources on improving the functionality, usability and overall value of our services to our customers.

We believe our on-demand approach provides customers with a significantly lower total cost of ownership than would be achieved if these customers deployed traditional enterprise software. As an on-demand software company, we provide hardware requisitioning and provisioning, application installation, application configuration, server maintenance, server co-location, data center maintenance, data backup and data security. By consolidating and performing these services for all customers, we believe we can provide our services at a lower cost and a higher service level than individual customers would be able to achieve on their own. Our ability to offer a service that can be calibrated to varying levels of activity without additional customer hardware allows us not only to scale efficiently with our customers, but also to align the fees for our services with the current level of service required by our customers. By being able to continually realign to our customers’ technical and business activities, we deliver total cost of ownership for our customers that is lower than traditional software installations.

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

Our hardware consists primarily of Intel-based servers and a variety of storage solutions from multiple vendors, networked behind firewalls and load balancers in 26 different third-party data centers, including certain of the data centers previously utilized by the businesses we have acquired.

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

Research and Development

Research and development expenses were $8.7 million in 2006, $17.3 million in 2007 and $37.0 million in 2008.

Our software engineering and product management teams are engaged in efforts to enhance existing services. Our teams are also working to extend our Omniture SiteCatalyst data collection and reporting application to import information from complementary products and services as well as to develop additional products and services. Following our acquisitions of Touch Clarity, Offermatica, Visual Sciences and Mercado, we now have dedicated engineering teams for our Omniture Test&Target, Omniture Discover OnPremise and Omniture Merchandising product offerings.

Because we primarily host our services for our customers, our personnel can fix bugs and provide software updates remotely during scheduled maintenance windows. Enhancements to our services benefit our entire customer base without any action required on their part to install an upgrade or update.

Operations

We currently service our customers from 26 third-party data center facilities, 22 located in the United States, 3 located in the United Kingdom, and 1 located in Australia. All facilities are staffed by trained personnel, access controlled and provide backup power, including generators, in case of power failure.

We continually monitor the status of our services. For example, we conduct over 18 million performance checks per day on our servers and applications. Although we designed our technology platform to be fault tolerant for many problems, we staff our network operations center in Orem, Utah, 24 hours per day, 7 days per week to respond to potential disruptions in the system.

Customers

We currently have over 5,100 customers in 91 countries, including America Online, British Telecom, Comcast, Disney, eBay, Expedia, Ford Motor Company, Gannett, General Electric, Hewlett-Packard, Microsoft, Nextel, Rakuten, Sony and Telstra. America Online and certain of its affiliated entities, collectively, accounted for 11% of our total revenues in 2006. No other customer accounted for more than 10% of our total revenues during 2006 and no customer accounted for more than 10% of total revenues during 2007 and 2008. In 2008, our services captured data from approximately 3.7 trillion transactions for our customers.

Strategic Relationships

An important element of our strategy is to establish relationships with third parties whose products and services are complementary to our Omniture Online Marketing Suite. To help integrate our services with other third-party services and take advantage of current and emerging technologies, we seek to enter into strategic relationships with leading technology and application providers, consulting providers and channel distribution partners. We believe this approach enables us to focus on our core competencies and expand our ability to both sell products to customers and enhance those customers’ experience through increased levels of support.

Technology and Application Providers

We have designed our Open Business Analytics Platform and Online Marketing Suite to integrate with leading technology and application providers. Through Omniture Genesis, we are able to integrate our platform with third-party applications via a standards based architecture. We have over 200 application and platform partners in the Omniture Genesis network that span over 30 technology categories, including: advertising networks, chat, content management, CRM/SFA, display advertising, ecommerce platform, e-mail marketing, marketing automation, performance management, ratings and reviews, rich media/video, search marketing, site auditing, site search/information access, social media and survey/user experience. By enabling our customers to integrate third-party Internet, online marketing and enterprise applications with the Omniture Online Marketing Suite, we allow them to bring together these data sources. By making this combined data source available to these applications, the applications are able to deliver a more consistent and personalized user experience.

Consulting Providers

An important element of our growth strategy is to continue developing strategic relationships with third parties that can provide implementation and best practices consulting. We believe that leveraging strategic partners who have specialized in building organizations to provide consulting and best practices is the most effective and rapid way to increase the number of professionals trained in the use of our services in the marketplace. For example, we recently established a strategic partner relationship with WPP, one of the world’s largest communications services companies. WPP is a holding company for dozens of advertising agencies such as G2, OgilvyOne, RMG, Wunderman and Enfatico. These agencies provide advertising related services to customers, many of whom are also Omniture customers. Our strategic partner relationship with WPP gives them access to our best practice playbooks, which define effective ways, by solution and by vertical market, to use our products and services to achieve successful results. These best practice playbooks, which we have developed through our consulting engagements, are a valuable component of our intellectual property. WPP has agreed to train and certify 500 of their personnel on the use of our services during 2009. We will also continue to work with other agencies and consulting groups to train and certify their personnel on the use of Omniture services, including deep, product level training and our best practice playbooks. These training and certification programs, specific to strategic partners, are offered through our Omniture Education program.

Channel Distribution Partners

Channel distribution partners allow us to leverage our sales and marketing teams. This category includes many partners who are also consulting providers and technology and application providers. In addition to integrating with the our platform and providing support for our services, these partners also either directly sell or refer business to us. This provides an incremental revenue stream to the partner and helps us increase our penetration into new opportunities. We have a network of third parties that are authorized resellers and distributors of our technology, as well as a network of third parties that refer customer prospects to us and assist us in selling to those prospects. These include more than 550 companies in the following categories: service partners, such as agencies and consultants; platform partners, such as e-commerce, hosting, mobile and application partners; and value-added resellers. We have created certification programs for implementation, support and sales. We also have allocated resources to support our channel sales in marketing, operations, client services and product management.

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

Direct Sales

We sell our services primarily through our direct sales force, which is comprised of inside sales and field sales personnel. Our account executives are responsible for initial sales to new prospects, while our account managers concentrate on expanding pre-existing relationships. We also have a group that is responsible for generating leads and assisting in sales to large enterprises. We have field sales representatives in more than 41 major cities worldwide.

Channel Sales

We have a network of third parties that are authorized resellers and distributors of our technology, as well as a network of third parties that refer customer prospects to us and assist us in selling to those prospects. These include more than 550 companies in the following categories: service partners such as agencies and consultants; platform partners such as e-commerce, hosting, mobile and application partners; and value-added resellers. We have created certification programs for implementation, support and sales. We also have allocated resources to support our channel sales in marketing, operations, client services and product management.

International Sales

Revenues from customers outside the United States have increased from 17% of our total revenues in 2006 to 26% in 2007 and to 28% in 2008. We have increased the size of our international direct sales force through our acquisitions of Instadia, Touch Clarity, Visual Sciences and Mercado. We currently have sales representatives in most of the major world markets, including in North America, EMEA and in the Asia-Pacific region. We currently focus our international efforts on continuing to strengthen our direct sales and marketing presence in Europe and the Asia-Pacific region.

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

Omniture Summit

As part of our commitment to enhance the value that our customers derive from our products and services, we annually host Omniture Summit, a conference for our customers that provides in-depth, hands-on training from our business consultants and product marketers, as well as keynote addresses and panel discussions. Omniture Summit has brought our executives together with technologists, industry experts and thousands of customer attendees for discussions on issues and strategies that are critical to the success of any online business optimization initiative. Each year, our customers are actively involved in leading sessions and participating in panel discussions about real-world techniques that have delivered tangible returns on investment for their enterprises.

Competition

The markets in which we operate are rapidly evolving and highly competitive. We compete primarily with vendors whose software is provided on demand to customers, generally through a Web browser. We also compete to a limited extent with vendors whose software is installed by customers directly on their servers. In addition, we compete at times with internally developed applications.

Our current principal competitors include:

•	companies, such as Coremetrics, Inc., Google Inc., Microsoft Corporation, Nedstat Ltd., Yahoo! Inc. (which has acquired Tensa Kft., more commonly known as IndexTools), Unica Corporation (which acquired Sane Solutions, LLC) and WebTrends Inc. that offer on-demand services;

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global, which is now owned by Infor), Nielsen/NetRatings, a part of the Nielsen Online Unit of the Nielsen Company, Unica and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. (acquired by Google) and 24/7 Real Media, Inc. (acquired by WPP);

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven, which has entered into an agreement to be acquired by Autonomy Corporation plc), Memetrics (acquired by Accenture), Kefta, Inc. (acquired by Acxiom Digital) and [x + 1], Inc.;

•	intra-site search vendors, such as Autonomy Corporation plc, Endeca Technologies Inc., FAST Search and Transfer ASA (acquired by Microsoft) and Google;

•	merchandising solutions providers such as Endeca (ThanxMedia), Celebros Ltd, SLI Systems, Nextopia Software Corporation and Fredhopper;

•	channel analytics providers, such as Truviso, Inc., Clickfox, Inc., Qliktech International AB and Aster Data Systems, Inc.;

•	product recommendations providers, such as Aggregate Knowledge, Inc., Baynote, Inc., Certona Corporation, Rich Relevance, Inc. and Amadesa, Inc.; and

•	survey providers such as OpinionLab, Inc., iPerceptions Inc. and Foresee Results, Inc.

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

In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and preexisting relationships with our current and potential customers. For example, Google offers a Web analytics service free of charge, and acquired DoubleClick, one of our strategic partners, in March 2008. Also, Microsoft offers a Web analytics service free of charge, and it acquired aQuantive in August 2007. Further, Yahoo! also offers a Web analytics service based on its 2008 acquisition of IndexTools.

We believe the principal competitive factors in our markets include the following:

•	the proven performance, security, scalability, flexibility and reliability of services;

•	strategic relationships and integration with third-party applications;

•	the intuitiveness and visual appeal of services’ user interfaces;

•	low total cost of ownership and demonstrable cost-effective benefits to customers;

•	the ability of services to provide N-dimensional segmentation of information;

•	pricing;

•	the flexibility and adaptability of services to match changing business demands;

•	enterprise-level customer service and training;

•	perceived market leadership;

•	the usability of services, including services being easy to learn and remember, efficient and visually compelling;

•	the real-time availability of data and reporting;

•	independence from portals and search engines;

•	the ability to deploy the services globally and to provide multi-currency, multi-language and multi-character support and to have a local presence in international markets; and

•	success in educating customers in how to utilize services effectively.

We believe that we compete favorably with our competitors on the basis of these factors. However, if we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience revenue declines, reduced operating margins, loss of market share and diminished value in our services.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws and contractual restrictions to protect our intellectual property rights. We have 31 issued patents in the United States, 2 issued patents in Australia, 1 issued patent in China, and 1 issued patent in the United Kingdom. In addition, we currently have 64 United States and 95 related international patent applications pending. The claims under the issued patents are generally directed to: data modeling and classification; online messaging optimization; Web site traffic analytics and predictive modeling; online behavior prediction and analysis; real-time monitoring and aggregation of Web activity; Web content management and optimization; and compilation of data records relating to Web site visitation sessions. We have a number of registered and unregistered trademarks. We maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and to control access to software, documentation and other proprietary information.

Notwithstanding the steps we have taken to protect our intellectual property rights, third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services. The global nature of the Internet allows our corporate Web site(s) to be viewed worldwide, but there may not be adequate intellectual property protection in every jurisdiction. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and continue to evolve. Failure to protect our proprietary rights adequately could significantly harm our competitive position and operating results.

The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that these patents will not be challenged, invalidated or circumvented. Many of our service agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs as a result of defending those claims and might require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violate these third parties’ patent rights. For example, we are aware that several of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. Some of these customers have requested that we indemnify them against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreement with them or third parties may make claims directly against us. These types of correspondence and future claims could harm our relationships with our customers and might deter future customers from subscribing to our services. Any of these results could harm our brand and operating results.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

The settlement and patent license agreement grants us certain nonexclusive, worldwide rights to all of NetRatings’ issued patents and pending patent applications. The license contains customary requirements that we label our services, enables us to grant sublicenses under certain circumstances and contains exceptions for certain uses of NetRatings’ patents. The agreement required us to make license payments of $10.0 million, all of which has been paid. In addition, we were required to make a license payment of $4.0 million following the closing of our initial public offering of common stock in July 2006. In the event that we acquire certain specified companies, we may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that if we acquire other companies we may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. For example, in connection with our acquisitions since the date of the agreement, we have elected to make additional license payments totaling $1.7 million, all of which was paid prior to December 31, 2008.

In the event of a change of control of Omniture, the settlement and patent license agreement may be assigned to the purchaser upon written notice to NetRatings, subject to certain limitations. The patent license from NetRatings would be limited to (1) our commercially released services as of the date of the change of control, (2) the elements of our services that were under development as of the date of the change of control if those services are released as standard services within twelve months of the date of the change of control, (3) future versions of our services commercially released as of the date of the change of control or other services under development as of the date of the change of control that contain no more than patches to, bug fixes of, minor enhancements or modifications of, or minor updates or upgrades of the original versions (except for any new features or functionality added to original versions which infringe a NetRatings patent that did not already cover the original versions) and (4) future versions of our services commercially released as of the date of the change of control or other services under development as of the date of the change of control that completely replace any such services. The license will not cover the combination, merger, bundling or incorporation of our services, or any portion of them, with any of the purchaser’s Web analytics products, services or technology, unless (1) the purchaser’s Web analytics products, services or technology represents less than 40% of the source code of the combined, merged or bundled Web analytics product and (2) the purchaser’s Web analytics products, services or technology do not infringe on a patent of NetRatings (other than patents that covered our products, services and/or technology prior to the change of control).

Pursuant to the terms of the agreement, the suit was dismissed with prejudice. The parties mutually released each other from claims regarding patents as of the date of the agreement, and we agreed that we will not sue NetRatings for infringement of certain of our patents, subject to certain limitations.

Patent License Agreement — NetRatings, Inc. and Visual Sciences, Inc.

As a result of our acquisition of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.), Visual Sciences, Inc. became a wholly owned subsidiary of Omniture. On August 17, 2007, Visual Sciences, Inc. entered into a settlement and patent-license agreement with NetRatings, pursuant to which NetRatings licensed seven of its patents to Visual Sciences, Inc. and Visual Sciences, Inc. licensed two of its patents to NetRatings, and the parties agreed to settle all pending legal claims. The settlement and patent license agreement granted Visual Sciences, Inc. certain nonexclusive, worldwide rights to such patents. The license contains customary requirements requiring labeling licensed services and enabling the granting of sublicenses under certain circumstances, and it contains exceptions for certain uses of NetRatings’ patents. The agreement required Visual Sciences, Inc. to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, Inc., and the remaining $5.0 million of which must be paid by us in quarterly installments beginning on March 31, 2008, of which $2.0 million was paid during 2008. Pursuant to the terms of the agreement, the suit was dismissed with prejudice. The parties to the agreement mutually released each other from claims regarding patents as of the date of the agreement, and Visual Sciences, Inc. agreed that it will not sue NetRatings for infringement of the licensed patents, subject to certain limitations.

  Patent License Agreement — NetRatings, Inc. and Visual Sciences, LLC (now known as Visual Sciences Technologies, LLC)

Visual Sciences, LLC (now known as Visual Sciences Technologies, LLC) is a wholly owned subsidiary of Visual Sciences, Inc., and as a result of our acquisition of Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) became a subsidiary of Omniture, Inc. On October 25, 2005, Visual Sciences, LLC entered into a settlement and patent license agreement with NetRatings, pursuant to which NetRatings licensed to Visual Sciences, LLC its entire patent portfolio as of the date of the agreement and the parties agreed to settle all pending legal claims. The settlement and patent license agreement granted Visual Sciences, Inc. certain nonexclusive, worldwide rights to all of NetRatings’ issued patents and pending patent applications. The license contains customary requirements requiring labeling licensed services and enabling the granting of sublicenses under certain circumstances, and it contains exceptions for certain uses of NetRatings’ patents. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.3 million of which had been paid at December 31, 2008 and the remaining $0.7 million of which must be paid on a yearly basis calculated based on revenue of Visual Sciences, LLC products for each year. Pursuant to the terms of the agreement, the suit was dismissed with prejudice. The parties to the agreement mutually released each other from claims as of the date of the agreement.

United States and Foreign Government Regulation

The Internet, and in particular, the regulation of commercial enterprises on the Internet, has become a focus of state, federal and foreign governments in recent years. Discussions among policymakers and proposed regulation regarding the Internet have focused on the protection of consumer privacy.

Various state legislatures have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such anti-spyware laws typically focus on restricting the proliferation of certain kinds of downloadable software, or spyware, that, when installed on an end user’s computer, are used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data collection methods employed by our technology constitute “spyware” or that our data collection methods are prohibited by such legislation. Similar legislation has been proposed federally. If the scope of this legislation were drafted broadly and changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our information collection methods. Any restriction or change to our information collection methods would cause us to expend substantial resources to make changes and could decrease the amount and utility of the information that we collect.

Both existing and proposed laws regulate and restrict the collection and use of information over the Internet that personally identifies the Web site visitor. These laws continue to change and vary among domestic and foreign jurisdictions, but certain information such as names, addresses, telephone numbers, credit card numbers and e-mail addresses are widely considered personally identifying. The scope of information collected over the Internet that is considered personally identifying may become more expansive, and it is possible that current and future legislation may apply to information that our customers currently collect without the explicit consent of Web site visitors. If information that our customers collect and use without explicit consent is considered to be personally identifying, their ability to collect and use this information may be restricted and they would have to change their methods, which could lead to decreased use of our services.

Domestic and foreign governments are also considering restricting the collection and use of Internet usage data generally. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Web site visitors. If governmental authorities were to follow privacy advocates’ recommendations and enact laws that limit data collection practices, our customers would likely have to obtain the express consent of visitors to its Web sites before it could collect, share or use any of those visitors’ information in connection with our services. Any requirement that a customer must obtain consent from its Web site visitors would reduce the amount and value of the information that we provide to customers, which might cause some existing customers to discontinue using our services. We would also need to expend considerable effort and resources to develop new information collection procedures to comply with an express consent requirement. Even if our customers succeeded in developing new procedures, they might be unable to convince their Web site visitors to agree to the collection and use of such visitors’ information. This could negatively impact our revenues, growth and potential for expanding our business.

Employees

At December 31, 2008, we had 1,189 full-time employees. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Executive Officers and Directors

The following table provides information regarding our executive officers and directors as of February 23, 2009:

Name	Age	Position

Executive Officers and Directors:
Joshua G. James	35	Co-Founder, President, Chief Executive Officer and Director
Michael S. Herring	40	Chief Financial Officer and Executive Vice President
Brett M. Error	37	Chief Technology Officer and Executive Vice President, Products
Christopher C. Harrington	39	President, Worldwide Sales and Client Services
John F. Mellor	42	Executive Vice President, Business Development and Corporate Strategy
D. Fraser Bullock	53	Director, Chairman of the Board
Gregory S. Butterfield	49	Director
Dana L. Evan	49	Director
Mark P. Gorenberg	54	Director
Rory T. O’Driscoll	44	Director
John R. Pestana	35	Director

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

Gregory S. Butterfield has served as a director since December 2005. Mr. Butterfield has served as Managing Partner of SageCreek Partners since July 2008. From April 2007 until June 2008, Mr. Butterfield served as the group president of the Altiris and Server and Storage business units of Symantec Corporation, an enterprise software company. Mr. Butterfield served as the President and Chief Executive Officer and a director of Altiris, Inc. from February 2000 until Altiris was acquired by Symantec Corporation in April 2007. Mr. Butterfield has also served as Vice President, Sales for Legato Systems, Inc., a backup software company, Executive Vice President of Worldwide Sales for Vinca, a fault tolerance and high availability company, Regional Director of the Rocky Mountain Region for Novell, Inc., a provider of infrastructure software and services, and Vice President of North American Sales for WordPerfect Corporation, a software company. He serves as a director of a number of privately held companies. Mr. Butterfield holds a B.S. in Business Finance from Brigham Young University.

Dana L. Evan has served as a director since May 2006.  From January 2001 to July 2007, Ms. Evan served as Executive Vice President of Finance and Administration and Chief Financial Officer of VeriSign, Inc., a provider of intelligent infrastructure services for the Internet and telecommunications networks. From June 1996 until December 2000, she served as Vice President of Finance and Administration and Chief Financial Officer of VeriSign, Inc. From 1988 to June 1996, Ms. Evan worked as a financial consultant in the capacity of chief financial officer, vice president of finance or corporate controller for various public and private companies and partnerships, including VeriSign, Inc. from November 1995 to June 1996. Prior to 1988, she was employed by KPMG LLP, most recently as a senior manager. Ms. Evan serves as a director of a number of privately held companies. Ms. Evan is a Certified Public Accountant and holds a B.S. in Commerce with a concentration in Accounting and Finance from Santa Clara University.

Mark P. Gorenberg has served as a director since April 2004. Since 1990, Mr. Gorenberg has been a managing member of Hummer Winblad Equity Partners II, L.P., Hummer Winblad Equity Partners III, L.L.C., Hummer Winblad Equity Partners IV, L.L.C., Hummer Winblad Equity Partners V, L.L.C., and Hummer Winblad Equity Partners VI, L.L.C. Previously, Mr. Gorenberg was a Senior Software Manager in advanced product development at Sun Microsystems, Inc., a provider of network computing products and services. Mr. Gorenberg currently serves as a director of a number of privately held companies. He is also a member of the Corporation of the Massachusetts Institute of Technology. Mr. Gorenberg holds a B.S. in Electrical Engineering from Massachusetts Institute of Technology, an M.S. in Electrical Engineering from the University of Minnesota and an M.S. in Engineering Management from Stanford University.

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

John R. Pestana is one of our founders and served as Chairman of our Board of Directors from 1998 to February 2008. Mr. Pestana served as our Executive Vice President, Customer Success from 2004 to November 2007. From 1998 to 2004, Mr. Pestana served as our President, and from 1996 to 1998, Mr. Pestana co-founded and co-managed several entities that were our predecessors. Mr. Pestana is a Platinum Founder of the BYU Center for Entrepreneurship. Mr. Pestana currently serves as a director of a number of privately held companies. Mr. Pestana attended Brigham Young University.

Available Information

We make available free of charge through our investor relations Web site, www.omtr.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. These reports may also be obtained without charge by contacting Investor Relations, Omniture, Inc., 550 East Timpanogos Circle, Orem, Utah 84097, phone: 1-801-722-7000, e-mail: ir@omniture.com. Our Internet Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file or furnish electronically with them at http://www.sec.gov.

ITEM 1A.	Risk Factors

Factors That Could Affect Future Results

Set forth below and elsewhere in this annual report on Form 10-K, and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part II, Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarterly period ended September 30, 2008.

Risks Related to Our Business

We have a history of significant net losses, may incur significant net losses in the future and may not achieve or maintain profitability.

We have incurred significant losses in recent periods, including net losses of $7.7 million in 2006, $9.4 million in 2007 and $44.8 million in 2008, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization, as well as stock-based compensation expense associated with the issuance of stock awards and amortization of intangible assets acquired in our acquisitions. At December 31, 2008, we had an accumulated deficit of $93.0 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for continued international expansion, increasing our sales force, expansion of our infrastructure to manage our growth and increased complexity of our business, investments to acquire and integrate companies and technologies, the development of new services and general and administrative expenses. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, we expect our rate of revenue growth to decline in future periods, and our revenues could also decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.

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

Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may result from a number of factors, including, but not limited to, those listed below:

•	our ability to increase sales to existing customers and attract new customers;

•	the addition or loss of large customers;

•	the timing of implementation of new or additional services by our customers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among our competitors or our strategic partners;

•	our ability to integrate acquired products and services into our online marketing suite or migrate existing customers of companies we have acquired to our products and services;

•	general economic conditions, including the current economic downturn and uncertainty in the financial markets, which may cause a decline in customer or consumer activity;

•	seasonal variations in the demand for our services and the implementation cycles for our new customers;

•	levels of revenues from our larger customers, which have lower per transaction pricing due to higher transaction commitments;

•	changes in our pricing policies or those of our competitors;

•	service outages or delays or security breaches;

•	the extent to which any of our significant customers or the significant customers of the companies that we have acquired terminate their service agreements with us or reduce the number of transactions from which we capture data pursuant to their service agreements;

•	the purchasing and budgeting cycles of our customers;

•	limitations of the capacity of our network and systems;

•	the timing of expenses associated with the addition of new employees to support the growth in our business;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses;

•	potential goodwill and intangible asset impairment charges associated with acquired businesses;

•	potential foreign currency exchange losses associated with transactions and balances denominated in foreign currencies, including our foreign currency hedging transactions;

•	expenses associated with the management or growth of our increasingly international operations; and

•	geopolitical events such as war, threat of war or terrorist actions.

We believe our quarterly revenues and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

The current economic downturn and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business and our financial results.

The current economic downturn and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business and our financial results. If economies in the U.S. and internationally remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals of our online business optimization services, as customers delay or defer buying or renewal decisions and as consumers curtail their level of online spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services, automotive, and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us or even to go out of business. As a result, we cannot predict what impact the current economic downturn and uncertainty of the financial markets will have on our business, but expect that such events may have an adverse effect on our business and our financial results in the current quarter and future periods.

We have derived a majority of our subscription revenues from sales of our Omniture SiteCatalyst service. If our Omniture SiteCatalyst service is not widely accepted by new customers, our operating results will be harmed.

We derive a majority of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive a majority of our revenues from our Omniture SiteCatalyst service in the future. Omniture SiteCatalyst was responsible for 89%, 78% and 64% of our total revenue during 2006, 2007 and 2008, including revenues from Omniture SiteCatalyst HBX, respectively. In 2007 and 2008, 22% and 36% of our revenue, respectively, was derived from products and services other than our Omniture SiteCatalyst service. As a result, we expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst service for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed. Further, if our Omniture SiteCatalyst service experiences unanticipated pricing pressure, our revenues and margins may be adversely affected.

If we are unable to develop or acquire new services, or if the new services that we develop or acquire do not achieve market acceptance, our revenue growth will be harmed.

Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new or acquired services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have introduced Omniture Genesis and Omniture Recommendations, but we have not yet received significant revenues from these services. We acquired Offermatica and Visual Sciences and certain of the assets of Mercado in the last 18 months resulting in an expansion of our product and service offerings; however, we may experience difficulties in integrating those acquired products and services into our online marketing suite, and we may not be successful in selling the acquired or integrated products and services into our customer base. Additionally, our existing and prospective customers may develop their own competing technologies, purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, or if we are unsuccessful in increasing revenue from sales of our new or acquired products and services, our revenue growth will decline and our business and operating results will be adversely affected.

Our business depends substantially on customers renewing their subscriptions for our online business optimization services. Any decline in our customer renewals would harm our future operating results.

We sell our online business optimization services pursuant to service agreements that are generally one to three years in length. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period and we cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, if at all. In fact, some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot assure you that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in consumer internet activity as a result of the current economic downturn and uncertainty in the financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline and our business will suffer.

If we do not successfully integrate our recent acquisitions, or if we do not otherwise achieve the expected benefits of the acquisitions, our growth rate may decline and our operating results may be materially harmed.

During 2007, we completed acquisitions of Instadia, Touch Clarity and Offermatica. We completed the acquisition of Visual Sciences in the first quarter of 2008 and the acquisition of certain of the assets of Mercado in the fourth quarter of 2008. If we fail to successfully integrate the business and operations of these acquired companies and assets, we may not realize the potential benefits of those acquisitions. The integration of these acquisitions, particularly the integration of the Visual Sciences acquisition, will be a time-consuming and expensive process, has resulted in the incurrence of significant ongoing expenses, including the addition of a number of personnel to manage and oversee our integration efforts, and may disrupt our operations if it is not completed in a timely and efficient manner. If our integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of these acquisitions. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter difficulties, costs and delays involved in integrating these operations, including the following:

•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to accept new services or to continue using the products and services of the combined company, including difficulties in migrating HBX customers to SiteCatalyst;

•	difficulties in successfully integrating the management teams and employees of the acquired companies;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the acquisitions; and

•	potential incompatibility of business cultures.

If we do not meet the expectations of our existing customers or those of the acquired companies, particularly those of Visual Sciences, Offermatica or Mercado, then these customers may cease doing business with us altogether, which would harm our results of operations and financial condition.

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

Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate charges that can have an adverse effect on our results of operations as a result of write-offs for items such as impairment of in-process research and development, acquired intangible assets and goodwill, the recording of stock-based compensation and transaction-related costs and restructuring charges associated with these acquisitions. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions and acquisitions of companies with significant international operations, such as our two recent European acquisitions and our acquisition of Visual Sciences, as well as our recent acquisition of certain assets, some of which are located in Israel, from Mercado, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:

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

To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses and made investments in connection with the internal development and acquisition of new products or services, such as Omniture Genesis, Omniture Test&Target, Omniture Discover, Omniture Discover OnPremise, Omniture Discover OnPremise for Retail, Omniture Merchandising, Omniture SiteSearch, Omniture Survey and Omniture Recommendations, that are integrated into our Omniture Online Marketing Suite. Many of these products or services have only recently been commercially introduced by us and may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.

The significant network equipment requirements of our business model make it more difficult to achieve positive cash flow and profitability if we continue to grow rapidly.

Our business model involves our making significant upfront and ongoing capital expenditures and incurring lease expense for network operations equipment, such as servers and other network devices. Because the time frame for evaluating and implementing our services, particularly for larger implementations, can be lengthy, taking up to 90 days or longer, and because we begin to invoice our customers only after the service implementation is complete, generally we make these expenditures well before we receive any cash from the customer. Consequently, it takes a number of months or longer to achieve positive cash flow for a customer. As a result, rapid growth in customers would require substantial amounts of cash. In addition, because of the lengthy implementation periods for new customers, we experience a delay between the increase in our operating expenses and the generation of corresponding revenues. We depreciate our capital equipment over a period of approximately four years and incur lease expense associated with equipment acquired under operating leases over the lease term, which is generally three years, with depreciation and lease expense being included in our cost of subscription revenues beginning immediately upon our receipt of the equipment. We recognize revenue, at the earliest, only when we complete implementation of our services and invoice the customer. Thus, it can take us a number of months or longer to become profitable with respect to any given new customer.

Our growth depends upon our ability to add new and retain existing large customers; however, to the extent we are successful in doing so, our gross margins and ability to achieve profitability and positive cash flow may be impaired.

Our success depends on our ability to sell our online business optimization services to large customers and on those customers continuing to renew their subscriptions with us in successive years. We derive a significant percentage of our total revenues from a relatively small number of large customers, and the loss of any one or more of those customers could decrease our revenues and harm our current and future operating results. However, the addition of new large customers or increases in minimum commitment levels by large existing customers requires particularly large capital expenditures and long implementation periods, resulting in longer than usual time periods to profitability and positive cash flow with respect to these customers. In addition, we generally sell our services to our large customers at a price per transaction lower than we do for other customers due to their larger transaction commitments. Finally, some of our customers have in the past required us to allocate dedicated personnel to provide our services as a condition to entering into service agreements with us. As a result, new large customers or increased usage of our services by large customers may cause our gross margins to decline and negatively impact our profitability and cash flows in the near term.

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

We have limited experience with respect to determining the appropriate prices for our services that our existing and potential customers will find acceptable. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. For example, we face competition from businesses that offer their services at substantially lower prices than our services or for free. In addition, we have only recently commercially introduced certain of our services and other services that we offer have only recently been acquired or integrated into our online marketing suite. The price at which our customers may be willing to purchase our recently introduced or acquired services may be lower or different than we expect, which may cause our revenue or operating results to be adversely affected. As a result, in the future it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenues, gross margin and operating results.

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

Our current principal competitors include:

•	companies, such as Coremetrics, Inc., Google Inc., Microsoft Corporation, Nedstat Ltd., Yahoo! Inc. (which has acquired Tensa Kft., more commonly known as IndexTools), Unica Corporation (which acquired Save Solutions, LLC) and WebTrends Inc. that offer on-demand services;

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global, which is now owned by Infor), Nielsen/NetRatings, a part of the Nielsen Online Unit of the Nielsen Company, Unica and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. (acquired by Google) and 24/7 Real Media, Inc. (acquired by WPP);

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven, which has entered into an agreement to be acquired by Autonomy Corporation plc), Memetrics (acquired by Accenture), Kefta, Inc. (acquired by Acxiom Digital) and [x + 1], Inc.;

•	intra-site search vendors, such as Autonomy Corporation plc, Endeca Technologies Inc., FAST Search and Transfer ASA (acquired by Microsoft) and Google;

•	merchandising solutions providers such as Endeca (ThanxMedia), Celebros Ltd, SLI Systems, Nextopia Software Corporation and Fredhopper;

•	channel analytics providers, such as Truviso, Inc., Clickfox, Inc., Qliktech International AB and Aster Data Systems, Inc.;

•	product recommendations providers, such as Aggregate Knowledge, Inc., Baynote, Inc., Certona Corporation, Rich Relevance, Inc. and Amadesa, Inc.; and

•	survey providers such as OpinionLab, Inc., iPerceptions Inc. and Foresee Results, Inc.

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

In addition, large software, Internet and database management companies may enter the market or enhance their Web analytics capabilities, either by developing competing services or by acquiring existing competitors or strategic partners of ours, and compete against us effectively as a result of their significant resources and preexisting relationships with our current and potential customers. For example, Google offers a Web analytics service free of charge, and acquired DoubleClick, one of our strategic partners, in March 2008. Also, Microsoft offers a Web analytics service free of charge, and it acquired aQuantive in August 2007. Further, Yahoo! also offers a Web analytics service based on its 2008 acquisition of IndexTools.

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

We primarily host our services, and serve our customers from 26 third-party data center facilities located in the United States, Europe and Australia. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Some of our data center facility agreements require that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. In addition, data centers suitable for the hosting of our services have become limited in supply and availability and, in the future, it may be difficult to obtain additional data center capacity and related hardware to accommodate our growth or we may be required to incur significant expenditures to acquire or develop capacity that meets our future needs. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged or may be required to incur significant expenditures, either of which scenario would adversely impact our financial condition or operating results.

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

We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. Our total number of full-time employees increased from 353 at December 31, 2006 to 1,189 at December 31, 2008. In addition, during this same period, we made substantial investments in our network infrastructure operations, research and development and sales and marketing as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies and two companies based in the United States, one of which in particular had significant international reach in its operations, as well as certain of the assets of an additional business, many of which were located in Israel. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has resulted in increased responsibilities and has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources and will result in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed. If we are unable to otherwise manage our growth successfully, we may experience unanticipated business problems or service delays or interruptions, which may damage our reputation or adversely affect the operating results of our business.

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

We may not be able to develop or maintain strategic relationships with third parties with respect to either technology integration or channel development for a number of reasons, including because of relationships with our competitors or prospective competitors. For example, we launched Omniture Genesis as part of our strategy to broaden our online marketing suite. Further, we recently established a strategic partner relationship with WPP, one of the world’s largest communications services companies, and we also expect to enter into similar relationships with other companies. If we are unsuccessful in establishing or maintaining our strategic relationships with these and other third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer. Further, if search engine or other online marketing providers restrict access to their networks or increase the currently nominal prices they charge for the use of their application programming interfaces, our ability to deliver services of sufficiently high value to our customers at a profitable price will be negatively affected. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that these will result in increased customers or revenues.

Because our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

We currently maintain offices outside of the United States and currently have operations, sales personnel or independent consultants in several countries. In the first quarter of 2007, we acquired Instadia, which has its principal operations in Copenhagen, Denmark, and Touch Clarity, which has its principal operations in London, England, and we also acquired Offermatica in the fourth quarter of 2007 and Visual Sciences, which has significant international reach in its operations, in the first quarter of 2008. In the fourth quarter of 2008, we acquired certain of the assets of Mercado, some of which are located in Israel, and we opened an office in Israel. These acquisitions significantly increased the scope and complexity of our international operations. We have limited experience operating in foreign jurisdictions at such scale. Our inexperience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	general economic conditions in international markets, including the current global economic downturn and uncertainty in the global financial markets, which may cause a decline in customer or consumer activity;

•	localization of our services, including translation into foreign languages and associated expenses;

•	dependence on certain third parties to increase customer subscriptions;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political instability abroad, terrorist attacks and security concerns in general (particularly in Israel and the Middle East); and

•	reduced or varied protection for intellectual property rights in some countries.

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

Because we conduct business internationally in several countries, our results of operations and cash flows are subject to fluctuations due to changes in currency exchange rates, primarily related to the Australian dollar, British pound, Canadian dollar, Danish krone, European Union euro, Japanese yen and Swedish krona.

Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. The primary effect on our results of operations from a strengthening U.S. dollar is a decrease in revenue, partially offset by a decrease in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a weakening U.S. dollar is an increase in revenues, partially offset by an increase in expenses. As a result, fluctuations in the value of the United States dollar and foreign currencies may make our services more expensive for international customers or increase the cost of our international operations, which could harm our business.

We may be liable to our customers and may lose customers if we provide poor service, if our services do not comply with our agreements or if we are unable to collect customer data or otherwise lose customer data.

Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including our inability to access the Internet, the failure of our network or software systems, security breaches or variability in visitor traffic on customer Web sites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in consumer activity on their Web sites or failures of our network or software. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers.

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

In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. For example, if we secure a large customer or a group of customers with extraordinary volumes of information to collect and process, we may suddenly require additional bandwidth and our existing systems may not be able to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be able to provide it only on a delayed basis, or our network may temporarily shut down if we fail to expand our network to meet future requirements. Many of these risks are exacerbated as a result of our recent acquisitions, which have and will continue to require us to integrate network operations involving different operational procedures, security applications and hardware configurations. Any lapse in our ability to collect or transmit data will decrease the value of the data, prevent us from providing the complete data that may be requested by our customers and affect some of our customers’ Web pages. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.

A security incident could subject us to liability and may result in lost customers.

Because we hold large amounts of customer data and host them in third-party facilities, a security incident may compromise the integrity or availability of customer data, or customer data may be exposed to unauthorized access. Security incidents may result from failure to follow security policies or procedures; inadequate security policies, procedures or controls; failure of physical security controls by us or a third-party provider; security vulnerability in our code, operating systems, firmware or protocols; administrator error that exposes data or allows for successful exploitation of an otherwise unavailable vulnerability; malicious intent by an employee or a third party with access to our systems; or vulnerabilities where the risk was accepted by management.

Depending upon the nature of the security incident, the scope and duration of the exposure of customer data may vary. This can depend upon many factors, including the attack vector, vulnerability exploited, our ability to detect the incident, and the ability of the attacker. Incidents may be isolated to a single customer, multiple customers at the same site or within a product, or all customers.

Because our services include content that is served on behalf of customers, code that delivers content that is malicious or destructive in nature, or that is not in agreement with our customer contracts, is possible. It is also possible that our services could be misused to launch an attack against others, either by exploiting a flaw in our system, or by using our systems to directly attack others.

It is possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While strong password controls, IP restriction and account controls are provided and supported, their use is controlled by the customer. This could allow accounts to be created with weak passwords, for example, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees.

We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we expose customer data to unauthorized access or otherwise experience a security incident, our reputation could be harmed and we could lose customers.

Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for exposure of customer data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violate such third parties’ patent rights. For example, we are aware that several of our customers have received letters from a third party alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. Some of these customers have requested that we indemnify them against these allegations.

Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreement with them or third parties may make claims directly against us. These types of correspondence and future claims could harm our relationships with our customers and might deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Any intellectual property rights claim against us or our customers, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. For example, in February 2006, we entered into a settlement and patent cross-license agreement with NetRatings, to resolve a patent infringement lawsuit that NetRatings filed against us in May 2005 and to obtain a non-exclusive, worldwide license to NetRatings’ entire patent portfolio. Under the terms of the agreement, we agreed to pay license fees to NetRatings. Additionally, Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and Visual Sciences, LLC (now known as Visual Sciences Technologies, LLC) also entered into settlement and license agreements with NetRatings, pursuant to which they agreed to pay license fees to NetRatings in exchange for non-exclusive, worldwide licenses to NetRatings’ patents.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 31 issued patents in the United States, 2 issued patents in Australia, 1 issued patent in China, and 1 issued patent in the United Kingdom. In addition, we currently have 64 United States and 95 related international patent applications pending. We cannot assure that any patents will issue with respect to our current patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

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

We rely on our management team and need additional personnel to grow our business, and the loss of one or more of our key employees or the inability to attract and retain qualified personnel could harm our business.

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

The software applications underlying our services are inherently complex and may contain material defects or errors. Any defects that cause delays or interruptions to the availability of our services could result in:

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

We might require additional capital to support business growth, which might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our credit agreement contains restrictive covenants relating to our capital raising activities and other financial and operational matters, including restrictions on the amount of capital expenditures in any one year, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, particularly in view of the uncertainty in the U.S. and global financial markets and corresponding liquidity crisis, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, on an on-going basis both we and our external auditors are required to assess the effectiveness of our internal control over financial reporting. The requirements of SOX 404 first became applicable to us on December 31, 2007. Our efforts to comply with SOX 404 have resulted in, and are likely to continue to result in, increased general and administrative expenses and the commitment of significant financial and personnel resources.

Although we believe that our efforts will enable us to remain compliant under SOX 404, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” Any failure to adequately maintain effective internal control over our financial reporting, or consequently our inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Our investments in auction rate securities are subject to risks which may adversely affect our liquidity and cause losses.

At December 31, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $3.4 million and, accordingly, have recorded an unrealized loss on these securities which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at December 31, 2008. At December 31, 2008, we determined the impairment to be temporary because we believe these securities will ultimately be sold at their par values, and at December 31, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2040. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.

Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.

During 2008, we utilized $23.4 million in net operating loss carryforwards to reduce our provision for income taxes for the year. We may utilize additional net operating loss carryforwards to reduce our 2009 provision for income taxes. At December 31, 2008, we had approximately $102.9 million in net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2020, and approximately $2.5 million in federal tax credit carryforwards, which will begin to expire in 2020. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized. For fiscal years beginning on or after January 1, 2008 through years ending on December 31, 2009, the state of California suspended the utilization of net operating loss carryforwards by taxpayers to reduce their state income taxes. Changes in ownership have occurred that have resulted in limitations in our net operating loss carryforwards under Section 382 of the Internal Revenue Code. As a result of these Section 382 limitations, we can only utilize a portion of the net operating loss carryforwards that were generated prior to the ownership changes to offset future taxable income generated in U.S. federal and state jurisdictions. At December 31, 2008, we also had approximately $25.0 million in net operating loss carryforwards in the United Kingdom, part or all of which may not be available to reduce our future taxable income in the United Kingdom should there be a change in the nature or conduct of our business in the United Kingdom within the three years subsequent to the date of our acquisition of Touch Clarity. In addition, the timing of when we achieve profitability, if ever, and the dollar amount of such profitability will impact our ability to utilize these net operating loss carryforwards. We may not be able to achieve sufficient profitability to utilize some or all of our net operating loss carryforwards prior to their expiration.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that we believe our culture fosters, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation and teamwork. As we grow and change, including the changes resulting from the integration of the employees and businesses acquired in connection with our previous acquisitions and that may join us in connection with future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel, and otherwise adversely affect our future success.

Risks Related to Our Industry

Widespread blocking or erasing of cookies or other limitations on our ability to use cookies or other technologies that we employ may impede our ability to collect information and reduce the value of our services.

Our services currently use “cookies,” which are small files of information placed on a Web site visitor’s computer in connection with that visitor’s browsing activity on one of our customer’s Web site(s), and “clear GIFs” (also known as pixel tags or Web beacons), which are small images placed on a Web page to facilitate the collection of visitor browsing data on such customer’s Web site(s). These technologies help us to aggregate and analyze the Web site usage patterns of visitors to our customers’ Web sites. The use of third-party cookies may be construed as obscure in the eyes of the public or governmental agencies, including non-U.S. regulators. We encourage our customers to send our cookies from their own Web sites and, when they are unwilling to do so, we mark all newly implemented third-party cookies with their dual origin to indicate that they are both from our customer’s Web site and from us. However, we cannot assure you that these measures will succeed in reducing any risks relating to the use of third-party cookies.

Most currently available Web browsers allow site visitors to modify their settings to prevent or delete cookies. Additionally, widely available software allows site visitors to sweep all cookies from their computers at once. Similarly, several software programs, sometimes marketed as ad-ware or spyware detectors, may misclassify the cookies our customers are using as objectionable and prompt site visitors to delete or block them. Several of these same software programs may target the use of clear GIFs. If a large number of site visitors refuse, disable or delete their cookies or clear GIFs or if we are otherwise unable to use cookies or clear GIFs, and if alternative methods or technologies are not developed in a timely manner, the quality of the data we collect for our customers and the value of our services based on that data may be substantially diminished.

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

We also rely on representations made to us by our customers that their own use of our services and the information we provide to them via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. Our customers also represent to us that they provide their Web site visitors the opportunity to “opt-out” of the information collection associated with our services. We do not regularly and formally audit our customers to confirm compliance with these representations. If these representations are false or if our customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action.

Domestic or foreign laws or regulations may limit our ability to collect and use Web site visitor information, resulting in a decrease in the value of our services and having an adverse impact on the sales of our services.

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

Various state legislatures have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such anti-spyware laws typically focus on restricting the proliferation of certain kinds of downloadable software, or spyware, that, when installed on an end user’s computer, are used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data collection methods employed by our technology constitute “spyware” or that such methods are prohibited by such legislation. Similar legislation has been proposed federally. This legislation, if drafted broadly enough, could be deemed to apply to the technology we use and could potentially restrict our information collection methods. Any restriction or change to our information collection methods would cause us to expend substantial resources to make changes and could decrease the amount and utility of the information that we collect.

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

Domestic and foreign governments are also considering restricting the collection and use of Internet usage data generally. Some privacy advocates argue that even anonymous data, individually or when aggregated, may reveal too much information about Web site visitors. If governmental authorities were to enact laws that limit data collection practices, our customers would likely have to obtain the express consent of a visitor to its Web sites before it could collect, share or use any of that visitor’s information in connection with our services. Any requirement that a customer must obtain consent from its Web site visitors would reduce the amount and value of the information that we provide to customers, which might cause some existing customers to discontinue using our services. We would also need to expend considerable effort and resources to develop new information collection procedures to comply with an express consent requirement. Even if our customers succeeded in developing new procedures, they might be unable to convince their Web site visitors to agree to the collection and use of such visitors’ information. This could negatively impact our revenues, growth and potential for expanding our business.

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

Any perception of our practices as an invasion of privacy, whether or not illegal, may subject us to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to our business practices. Public concerns regarding data collection, privacy and security may cause some Web site visitors to be less likely to visit Web sites that subscribe to our services. If enough visitors choose not to visit our customers’ Web sites, our ability to collect sufficient amounts of information and provide our services effectively would be adversely affected, and those Web sites could stop using our services. This, in turn, could reduce the value of our services and inhibit the growth of our business.

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

The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations have in the past and may in the future adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through February 23, 2009. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Our executive offices and principal office for domestic marketing, sales and development occupy approximately 135,000 square feet in Orem, Utah under leases that expire in 2011. As a result of our acquisition of Visual Sciences, we also lease approximately 61,000 square feet of office space located in San Diego, California under a lease that expires in January 2013, of which we currently occupy approximately 42,000 square feet for sales, development and professional services personnel. We sublease the unused space at such facility under a sublease which expires in January 2013. In connection with our acquisitions of Offermatica and Visual Sciences, we consolidated our combined Northern California operations in office space in San Francisco, California for sales, development and professional services personnel under a lease for 35,000 square feet that expires in 2013. We also lease office space in various other locations throughout the United States for sales and professional services personnel. Our foreign subsidiaries lease office space for their operations and sales and professional services personnel. We consider our facilities to be both suitable and adequate to provide for our current and near-term requirements. If we require additional space, we believe that we will be able to obtain this space on commercially reasonable terms.

We also operate third-party data centers in the United States, Europe and Australia pursuant to various lease agreements and co-location arrangements.

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

Market Information for Common Stock

Our common stock was listed on the Nasdaq Global Market under the symbol “OMTR” from the date of our initial public offering on June 28, 2006 until January 2, 2009. Since January 2, 2009, our common stock has been listed on the Nasdaq Global Select Market under the symbol “OMTR.” Prior to June 28, 2006, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	High	Low

Fiscal year ended December 31, 2008:
First quarter	$33.92	$19.07
Second quarter	26.85	18.42
Third quarter	23.00	16.30
Fourth quarter	18.30	7.15

Fiscal year ended December 31, 2007:
First quarter	$18.75	$13.25
Second quarter	24.26	15.50
Third quarter	31.43	20.20
Fourth quarter	38.57	25.54

Dividends

We have never declared nor paid cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Stockholders

As of February 23, 2009, there were 76,014,502 shares of our common stock outstanding held by approximately 310 stockholders of record, including the Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

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

The following graph shows a comparison from June 28, 2006 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2008 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
among Omniture, Inc, The Nasdaq Composite Index
and The Nasdaq Computer Index

*	$100 invested on June 28, 2006 in stock or May 31, 2006 in index-including reinvestment of dividends. Fiscal year ending December 31.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Trading Plans

Our Insider Trading Policy permits directors, officers and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Securities Exchange Act, which permit automatic trading of common stock of Omniture, Inc. or trading of common stock by an independent person (such as a stockbroker) who is not aware of material, nonpublic information at the time of the trade. We are aware that certain of our directors and officers have entered into written trading plans, and we believe our directors and officers may establish such plans in the future.

Stock Repurchases

During the three months ended December 31, 2008, we repurchased the following shares of common stock in connection with certain employee restricted stock awards issued under the WebSideStory, Inc. 2004 Equity Incentive Award Plan that we assumed in connection with our acquisition of Visual Sciences:

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet
	Shares	Price Paid	Publicly Announced	Be Purchased under
Period	Purchased(1)	per Share	Plans or Programs	the Plans or Programs

October 1 - October 31, 2008	—	$—	—	—
November 1 - November 30, 2008	2,626	4.44	—	—
December 1 - December 31, 2008	1,791	12.29	—	—

Total	4,417	$7.62

(1)	The shares included in the table above were repurchased either in connection with (i) our exercise of the repurchase right afforded to us in connection with certain employee restricted stock awards or (ii) the forfeiture of shares by an employee as payment of the minimum statutory withholding taxes due upon the vesting of certain employee restricted stock awards.

The shares repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment of employees holding unvested restricted stock awards were repurchased at the original purchase price of $0.002 per share. For the three months ended on December 31, 2008, these shares consisted of 1,284 shares purchased in November. There were no shares purchased from outstanding restricted stock awards in October or December.

The shares we repurchased in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain restricted stock awards were repurchased at the then current fair market value of the shares. For the three months ended December 31, 2008, these shares consisted of the following:

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	per Share

October 1 - October 31, 2008	—	$—
November 1 - November 30, 2008	1,342	8.69
December 1 - December 31, 2008	1,791	12.29

Total	3,133	$10.75

For the majority of the restricted stock units that vested during the three months ended on December 31, 2008, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the tables above.

ITEM 6.	Selected Financial Data

We present below our selected consolidated financial data. The selected consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and the selected consolidated balance sheet data at December 31, 2007 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the selected consolidated balance sheet data at December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2004	2005	2006		2007		2008
		(In thousands, except per share data)

Total revenues	$20,566	$42,804	$79,749		$143,127		$295,613
Net loss	(1,318)	(17,441)	(7,725	)(1)	(9,429	)(1)	(44,766	)(1)
Net loss per share, diluted	$(0.10)	$(1.27)	$(0.25	)(1)	$(0.18	)(1)	$(0.63	)(1)
Weighted-average number of shares	13,094	13,694	30,332		53,710		71,458
Cash, cash equivalents and short-term investments	$8,927	$22,196	$68,287	(2)	$134,689	(3)	$77,017
Working (deficit) capital	(1,422)	1,191	52,028	(2)	120,033	(3)	41,860
Total assets	32,768	73,051	135,210	(2)	370,723	(3)(4)	842,200	(5)
Total long-term obligations, including current portion(6)	9,028	5,992	10,191		7,774		15,374
Convertible preferred stock	22,770	61,882	—	(7)	—		—
Total stockholders’ (deficit) equity	$(13,413)	$(30,266)	$86,425	(2)	$291,075	(3)	$657,568	(5)

(1)	As a result of adopting SFAS No. 123R on January 1, 2006, our net loss for 2006, 2007 and 2008 was $1.8 million, $11.1 million and $19.5 million, respectively, greater than if we had continued to account for stock-based compensation under the previous accounting rules. Our diluted net loss per share for 2006, 2007 and 2008 was $0.06, $0.21 and $0.27, respectively, greater than if we had continued to account for stock-based compensation under the previous accounting rules. Because we adopted SFAS No. 123R using the prospective transition method, we applied its provisions only to stock awards granted, modified, repurchased or cancelled on or after the effective date.

(2)	Cash and cash equivalents, working capital, total assets and total stockholders’ (deficit) equity increased in 2006 primarily due to the net cash proceeds of $59.2 million, after deducting underwriting discounts, commissions and offering expenses, from our initial public offering in July 2006.

(3)	Cash, cash equivalents and short-term investments, working capital, total assets and stockholders’ equity increased in 2007 primarily due to the net cash proceeds of $142.2 million, after deducting underwriting discounts, commissions and offering expenses, from our common stock offering in June 2007.

(4)	Total assets increased in 2007 primarily as a result of the acquisitions of Instadia, Touch Clarity and Offermatica.

(5)	Total assets and stockholders’ equity increased in 2008 primarily as a result of the acquisition of Visual Sciences.

(6)	Total long-term obligations, including current portion consist of notes payable and capital lease obligations.

(7)	In 2006, the entire balance of convertible preferred stock was reclassified to stockholders’ (deficit) equity due to the automatic conversion of the outstanding shares of convertible preferred stock to common stock upon the closing of our initial public offering in July 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Part II. Item 8 of this annual report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the following discussion and in Part I. Item 1A “Risk Factors” and elsewhere in this annual report on Form 10-K. Unless otherwise indicated, all references to a year reflect our fiscal year that ended on December 31, 2008.

Overview

We are a leading provider of online business optimization products and services, which we deliver through the Omniture Online Marketing Suite. Our customers use our products and services to manage and enhance online, offline and multi-channel business initiatives. The Omniture Online Marketing Suite, which we host and deliver to our customers on-demand and provide as an on-premise solution, consists of our Open Business Analytics Platform and our integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. Our Open Business Analytics Platform, the foundation of the Omniture Online Marketing Suite, includes the Omniture DataWarehouse, which contains the information captured by Omniture SiteCatalyst, our core product offering, and our other products and services. The platform also includes the Omniture Genesis application programming interfaces, or APIs, to integrate and augment this data with relevant data from Internet and enterprise applications and data from a number of online and offline channels to enable business optimization. Our online analytics applications are Omniture SiteCatalyst and Omniture Discover and our channel analytics applications are Omniture Discover OnPremise and Omniture Discover OnPremise for Retail. Our visitor acquisition application is Omniture SearchCenter and conversion applications include: Omniture Test&Target, Omniture Recommendations, Omniture SiteSearch, Omniture Survey and Omniture Merchandising. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers on a Web site and test site design and navigational elements to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical data and the ability to measure, automate and optimize critical online processes. Our services, accessed primarily by a Web browser, reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.

We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to large enterprise customers in 2001. We have experienced significant growth over the past three years. Our total revenues grew from $79.7 million in 2006, to $143.1 million in 2007 and to $295.6 million in 2008. Our total cost of revenues and total operating expenses increased from $87.9 million in 2006, to $156.4 million in 2007 and to $338.8 million in 2008. Our net loss increased from $7.7 million in 2006, to $9.4 million in 2007 and to $44.8 million in 2008. We sell our products and services through direct sales efforts and indirectly through resellers. Substantially all of our revenues are derived from subscription, license and maintenance fees, which represented approximately 94% of total revenues in 2006, 92% of total revenues in 2007 and 90% of total revenues in 2008.

We provide our online business optimization products and services to businesses in 91 countries. During 2008, our products and services captured approximately 3.7 trillion transactions for over 5,100 customers worldwide compared to 2.2 trillion transactions for approximately 3,000 customers in 2007.

Our future revenue growth will depend on our ability to attract new customers, to retain our customers over time and to sell additional products and services to our installed Omniture SiteCatalyst customer base. In addition to these factors that will impact our revenue growth, our profitability will be affected by our ability to realize economies of scale as our business grows, the amount of stock-based compensation expense we must record related to future stock-based awards and the amount of amortization expense associated with future intangible asset acquisitions. The delivery of our services requires us to make significant upfront capital expenditures to support the network infrastructure needs of our services. We typically depreciate our network infrastructure equipment over a period of approximately four years, and we begin to include the depreciation amount in our cost of subscription revenues promptly after making the expenditures. During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases, which require us to begin making lease payments and begin recording lease expense immediately upon receipt of the equipment. We generally recognize revenue from our customers ratably over the contractual service period but only after we begin to provide our services to them. As a result, any delays we encounter in the implementation of our services to our customers will impact our ability to start recognizing revenue and to begin to offset the depreciation and lease costs resulting from the upfront expenditures for capital equipment and acquisitions under operating leases. These delays will also defer the collection of cash necessary to begin offsetting the expenditures.

Those few customers that contract for the measurement of the highest numbers of transactions generally require us to make more significant upfront capital expenditures and more prolonged implementation cycles. In addition, we typically provide customers that commit to a higher number of transactions with lower per transaction pricing, which results in lower gross margins for revenues from those customers. These factors together further delay the profitability and positive cash-flow realization from these large customers.

Historically, most of our revenues have resulted from the sale of our services to companies located in the U.S. During 2007, we acquired two European-based companies, in part due to our strategy to expand our international sales operations by growing our direct sales force abroad. Additionally, during 2008, we acquired Visual Sciences and certain assets of Mercado, both of which had significant European operations. We have also utilized, and intend to continue utilizing, resellers and other sales channel relationships with third parties, to expand our international sales operations. As a result of these efforts, our revenues from customers outside of the U.S. increased from 17% of total revenues in 2006, to 26% of total revenues in 2007 and to 28% of total 2008 revenues.

We experience seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.

Recent Acquisition Activity

Acquisition of Visual Sciences

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

The preliminary aggregate purchase price was approximately $447.2 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs of approximately $7.4 million and (6) a license payment of approximately $2.3 million to NetRatings in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007.

Mercado Search and Merchandising Asset Acquisition

On November 5, 2008, we acquired certain assets, including intellectual property and other business assets, of Mercado, a leading search and merchandising solution provider, for approximately $8.6 million, which consisted of (1) cash consideration of approximately $6.6 million paid upon closing of the acquisition, (2) restructuring charges and (3) acquisition-related costs. The results of operations of Mercado are included in our results of operations beginning from the acquisition date.

How We Generate Revenues

Our revenues are classified into two categories: (1) subscription, license and maintenance revenues and (2) professional services and other revenues. Subscription, license and maintenance revenues accounted for 94% of total revenues for 2006, 92% of total revenues for 2007 and 90% of total 2008 revenues.

Subscription, License and Maintenance Revenues

We derive subscription, license and maintenance revenues primarily from customers that use our online business optimization services. We generally bill for our Omniture SiteCatalyst and Omniture Discover subscription fees based on a committed minimum number of transactions from which we capture data over a predetermined period. We generally consider a transaction to be any electronic interaction, which could be either online or offline, between our customer and its customer that generates data which is incorporated into our optimization suite. Most of our customer contracts provide for additional fees for over-usage based on the number of transactions in excess of the committed minimum numbers. In addition, we generally charge an annual fee for Omniture Discover, based on the number of users of these subscription services. We bill a limited number of large customers based on actual transactions from which we capture data during the billing period.

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

For our Omniture SiteSearch subscription services, we generally bill based on the volume of indexed pages and server requests. We consider an indexed page to be a customer’s Web page included within a specific search and a server request to be any call to our servers to carry out a search activity. Most of our customer contracts for Omniture SiteSearch subscription services allow us to charge additional fees for usage in excess of the volume of server requests purchased.

We generally bill customers for our Omniture Merchandising subscription services based on the number of queries and the number of stock keeping units, or SKUs, managed on the customer’s Web site. We consider a query to be any keyword search, navigation action, or action resulting in a call to our server and we consider a SKU to be the customer’s most basic sellable unit. Most of our customer contracts for Omniture Merchandising allow us to charge additional fees for usage in excess of the purchased volume limit of queries.

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

We invoice most customers monthly, quarterly or annually in advance for subscription, license and maintenance fees and implementation fees, while we invoice over-usage fees and actual usage fees monthly in arrears. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenues, or in revenues if all the revenue recognition criteria have been met.

During 2008, we recognized approximately $2.2 million of revenues from the sale of perpetual software licenses related to our Omniture Discover OnPremise software, a software product acquired in connection with our acquisition of Visual Sciences, and our Omniture Merchandising software, a software product acquired in connection with our acquisition of certain assets of Mercado. Pricing of these perpetual software licenses is based on a standard price list with volume and marketing related discounts, and they are sold with the first year of post-contract support services, installation and training. None of our 2006 or 2007 revenues were derived from the sale of software licenses.

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

Indirect Sales

We sell our online business optimization services primarily through direct sales efforts and through third parties that resell our services to end users. We typically bill the reseller directly for services we provide to end users, which is generally a fixed percentage of the fee charged by the reseller to the end user.

Cost of Revenues and Operating Expenses

Cost of Revenues

Cost of subscription, license and maintenance revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. Cost of subscription, license and maintenance revenues for 2008 included approximately $18.7 million in amortization of intangible assets, comprised of existing and core technology related to business acquisitions and certain patent licenses. Absent any impairment, cost of subscription, license and maintenance revenues will include $20.2 million in annual amortization for 2009, with decreasing annual amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.

Cost of professional services and other revenues consists primarily of employee-related costs associated with these services. We recognize costs related to professional services as they are incurred. The cost of professional services and other revenues is higher as a percentage of professional services and other revenues than the cost of subscription revenues is as a percentage of subscription revenues, due to the labor costs associated with providing these services. We expect our cost of professional services and other revenue to remain higher, as a percentage of the related revenue, than the cost of subscription revenues as a percentage of subscription revenues.

Operating Expenses

Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses.

Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses included approximately $11.2 million in amortization of acquired customer-related intangible assets for 2008 and will, absent any impairment, also include approximately $11.7 million in amortization of acquired customer-related intangible assets annually for the years 2009 through 2012 and decreasing amounts thereafter through March 31, 2017.

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

Allocated Overhead Expenses

We allocate overhead such as rent and other occupancy costs, telecommunications charges, enterprise systems costs and non-network related depreciation to all departments based on headcount. As a result, general overhead expenses are reflected in each cost of revenues and operating expense item.

Stock-based Compensation Expenses

Our cost of revenues and operating expenses also include stock-based compensation expenses related to the following: (1) the fair value of stock-based awards issued to employees and directors on or after January 1, 2006, including unvested options and restricted stock awards, or RSAs, assumed in connection with acquisitions; (2) stock options issued to employees prior to 2006 in situations in which the exercise price was less than the deemed fair value of our common stock on the date of grant; and (3) stock options issued to non-employees.

Trends in Our Business

Our business has grown rapidly.  Our total revenues grew from $79.7 million in 2006, to $143.1 million in 2007 and to $295.6 million in 2008, representing an average annual growth rate of approximately 91% over that time period. This growth has been driven primarily by an expansion of our customer base, including those customers obtained through the various businesses we have acquired since the beginning of 2007, coupled with increased subscription revenues from existing customers. To date, we have derived a majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. We expect that revenues associated with our current and future products and services other than Omniture SiteCatalyst will continue to increase over time, both in absolute dollars and as a percentage of our total revenues, due in part, to the new technologies and services obtained through our acquisitions of Touch Clarity, Offermatica and Visual Sciences, as well as the acquisition of certain assets of Mercado. As a result, we expect revenues generated by Omniture SiteCatalyst will continue to decrease as a percentage of our total revenues.

We expect our total revenues to grow at a slower rate than our average historical annual revenue growth rate. Due in part to the current economic recession, some of our existing customers, especially our smaller customers, have either reduced or terminated their currently contracted services with us, or notified us of their intent to do so upon expiration of their current contract term. We expect that other of our existing customers, especially our smaller customers, may either reduce or terminate their currently contracted services with us upon expiration of their current contract term, primarily due to the uncertainty associated with the overall macroeconomic environment in 2009. We also anticipate that our rate of new business growth will slow in 2009 as some of our potential customers decrease spending in an effort to reduce costs, causing them to delay or defer purchasing decisions. A limited number of our existing customers either ceased operations or filed for bankruptcy during 2008, due to their inability to meet their existing financial obligations. If the economy continues to weaken, it could cause some of our customers to delay payments for our services beyond the stated payment terms, and in certain instances may require them to cease operations altogether before paying for all of our services used by them.

We intend to continue to expand our international sales operations and international distribution channels, and accordingly, we expect that revenues from customers located outside the United States will continue to increase as a percentage of total revenues. Revenues from customers located outside the United States have increased from 17% of total revenues for 2006 to 26% of total revenues for 2007 and to 28% of total 2008 revenues. We expect the percentage of total revenues derived from our largest customers to further decrease over time as a result of continued expansion of our customer base. We also anticipate that the percentage of our total revenues derived from indirect sales will continue to grow as a percentage of our overall revenues, due to an increase in the number of third parties reselling our services.

If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Our gross margins increased from 60% for 2006 to 63% for 2007, primarily due to more efficient utilization of our network hardware. Our gross margins decreased to 57% for 2008, primarily due to the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense. The negative effect on gross margins resulting from the adjustment to the deferred revenue acquired from Visual Sciences will not negatively impact gross margins after 2008.

During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources. We leased equipment under operating leases with total future minimum lease payments of approximately $10.9 million during 2007 and $7.7 million during 2008, and we expect to acquire additional equipment under operating leases in the future. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.

The timing of additional capital expenditures and equipment operating leases could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation and lease expense from our significant upfront network computer equipment requirements as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. At least through March 31, 2014, our cost of revenues and our gross margin will also be negatively affected by the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings and (2) the intangible assets directly related to our subscription service that were acquired as part of our acquisitions of other businesses.

We have also experienced, and we expect to continue to experience, increases in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 353 at December 31, 2006, to 713 at December 31, 2007 and to 1,189 at December 31, 2008. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues, compared to the year ended December 31, 2008, due to anticipated economies of scale in our business support functions. We also expect our future operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of personnel from our acquisitions completed during 2008, along with any future acquisitions. We will continue to assess our overall operating cost structure and employee headcount growth in light of the changing macroeconomic conditions, and as a result, we may choose to reduce the rate at which we increase future operating expenses and headcount.

We currently plan to continue investing in sales and marketing by increasing the number of direct sales personnel and the number and type of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. We will continue to assess the level of our advertising and marketing programs during 2009 due to the changing macroeconomic environment, and as a result, may choose to reduce the level of spending in these areas. We expect that sales and marketing expenses will continue to increase in absolute dollars and remain our largest operating expense category. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salesperson becomes more fully utilized and revenues can be recognized. We expect that at least through March 31, 2017, sales and marketing expenses will be negatively affected by the amortization of customer-related intangible assets acquired as part of our acquisitions of other businesses.

We expect research and development expenses to continue to increase in absolute dollars as we continue to enhance our existing products and services and to expand our available product and service offerings. We also expect our future research and development expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to both the Visual Sciences acquisition, as well as the acquisition of certain assets of Mercado.

We expect that general and administrative expenses will continue to increase in absolute dollars as we add personnel and incur additional expenses to support the growth of our business, including our international expansion.

We expect stock-based compensation expenses to continue to increase in absolute dollars primarily due to the stock-based awards granted during 2008 and stock-based awards we expect to grant in the future. Since the first quarter of 2006, we have recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, based on the fair value of stock-based awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At December 31, 2008, there was $54.3 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $19.9 million of total unrecognized compensation cost related to unvested restricted stock units, or RSUs, and RSAs. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and RSUs and RSAs expected to vest. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 2.6 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.1 years.

In January 2008, we completed the acquisition of Visual Sciences and in November 2008, we acquired certain assets of Mercado. In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our Omniture Online Marketing Suite and accelerate access to strategic markets. In January 2009, we entered into a strategic partner relationship with WPP, under which both companies will collaborate on technology development, on sharing data and information and on consulting services. As part of our overall growth strategy, we expect to enter into strategic partner relationships with other companies.

During 2008, we utilized $23.4 million in net operating loss carryforwards to reduce our provision for income taxes for the year. We may utilize additional net operating loss carryforwards to reduce our 2009 provision for income taxes. At December 31, 2008, we had approximately $102.9 million in net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2020, and approximately $2.5 million in federal tax credit carryforwards, which will begin to expire in 2020. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized. For fiscal years beginning on or after January 1, 2008 through years ending on December 31, 2009, the state of California suspended the utilization of net operating loss carryforwards by taxpayers to reduce their state income taxes. Despite the potential availability of these net operating loss carryforwards, we expect our income tax expense to increase in absolute dollars, primarily due to income taxes in the foreign jurisdictions in which we operate and because we will likely be subject to alternative minimum tax for federal income tax purposes.

Results of Operations

The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2006	2007	2008

Revenues:
Subscription, license and maintenance	94%	92%	90%
Professional services and other	6	8	10

Total revenues	100	100	100
Cost of revenues:
Subscription, license and maintenance	36	32	38
Professional services and other	4	5	5

Total cost of revenues	40	37	43

Gross profit	60	63	57
Operating expenses:
Sales and marketing	44	43	44
Research and development	11	12	12
General and administrative	15	17	16

Total operating expenses	70	72	72

Loss from operations	(10)	(9)	(15)
Interest income	2	4	1
Interest expense	(2)	(1)	(1)
Other expense, net	—	—	—

Loss before income taxes	(10)	(6)	(15)
Provision for income taxes	—	1	—

Net loss	(10)%	(7)%	(15)%

Years Ended December 31, 2006, 2007 and 2008

Revenues

	Year Ended December 31,			% Change
	2006	2007	2008	2006 vs. 2007	2007 vs. 2008
	(In thousands)

Subscription, license and maintenance	$74,580	$132,010	$265,686	77%	101%
Professional services and other	5,169	11,117	29,927	115	169

Total revenues	$79,749	$143,127	$295,613	79	107

Subscription, license and maintenance revenues increased $133.7 million from 2007 to 2008 and $57.4 million from 2006 to 2007, primarily due to the growth in the number of customers for our subscription services, including the customers acquired in connection with business acquisitions, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data and the number of services that they contracted to use. Professional services and other revenues increased $18.8 million from 2007 to 2008 and $5.9 million from 2006 to 2007, primarily due to the growth in our consulting and training services, resulting from an increase in the number of customers for our subscription services, including the customers acquired in connection with business acquisitions, and additional staffing available to provide consulting and training services to support increased customer demand.

The following table sets forth revenues from customers within and outside the U.S. (in thousands):

	Year Ended December 31,
	2006	2007	2008

Revenues from customers within the U.S.	$66,468	$106,258	$213,212
Revenues from customers outside the U.S.	13,281	36,869	82,401

Total revenues	$79,749	$143,127	$295,613

Revenues from customers outside the U.S. as a percentage of total revenues	17%	26%	28%

Revenues from customers outside the U.S. grew from 17% of total revenues in 2006 to 26% of total revenues in 2007 and to 28% of total revenues in 2008, as a result of the international customers acquired in connection with business acquisitions, our ongoing efforts to expand the size of our sales force and to increase the number of locations outside the U.S. where we conduct business and to increase our international selling and marketing activities. No single foreign country accounted for more than 10% of total revenues in 2006, 2007 and 2008.

America Online and certain of its affiliated entities, collectively, accounted for 11% of total revenues during 2006. No other customer accounted for more than 10% of total revenues during 2006 and no customer accounted for more than 10% of total revenues during 2007 and 2008.

Cost of Revenues

	Year Ended December 31,			% Change
	2006	2007	2008	2006 vs. 2007	2007 vs. 2008
	(In thousands)

Subscription, license and maintenance	$28,827	$46,411	$110,786	61%	139%
Professional services and other	2,999	6,953	15,154	132	118

Total cost of revenues	$31,826	$53,364	$125,940	68	136

The following table sets forth our cost of revenues as a percent of related revenues:

	Year Ended December 31,
	2006	2007	2008

Subscription, license and maintenance	39%	35%	42%
Professional services and other	58	63	51

Cost of subscription, license and maintenance revenues increased $64.4 million from 2007 to 2008, primarily due to a $16.6 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, an $11.7 million increase in depreciation and operating lease expense related to additional investment in our network infrastructure hardware, a $12.2 million increase in third-party data center costs associated with housing and operating network hardware and a $1.8 million increase in facility rent expenses, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increased staffing was partly due to the Touch Clarity, Offermatica, Visual Sciences and Mercado acquisitions. The increase in cost of subscription, license and maintenance revenue was also due to a $14.9 million increase in amortization of the intangible assets acquired in the Instadia, Touch Clarity, Offermatica, Visual Sciences and Mercado acquisitions and a $2.7 million increase in stock-based compensation.

Cost of subscription, license and maintenance revenues increased $17.6 million from 2006 to 2007, primarily due to a $5.6 million increase in employee salaries and benefits and related costs, a $4.6 million increase in third-party data center costs associated with housing and operating network hardware and a $2.1 million increase in depreciation related to additional investment in our network infrastructure hardware, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase was also partially due to $2.5 million in amortization of the intangible assets acquired in the Instadia, Touch Clarity and Offermatica acquisitions and a $1.3 million increase in stock-based compensation.

Gross margin associated with subscription, license and maintenance revenues was 61% in 2006, 65% in 2007, and 58% in 2008. The increase in gross margin for subscription, license and maintenance revenues from 2006 to 2007 was primarily the result of more efficient utilization of our network infrastructure. The decline in gross margin associated with subscription, license and maintenance revenues from 65% in 2007 to 58% in 2008 was primarily due to the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense.

Cost of professional services and other revenues increased $8.2 million from 2007 to 2008 and $4.0 million from 2006 to 2007, primarily due to increased headcount and related costs to meet customer demand for consulting and training services.

Gross margin associated with professional services increased from 37% in 2007 to 49% in 2008, primarily due to higher utilization of the professional services staff, as well as the acquisition of Visual Sciences, as the Visual Sciences professional services generally yield a higher gross margin than we have attained historically. Gross margin associated with professional services decreased from 42% in 2006 to 37% in 2007, primarily due to the hiring of professional services personnel to support the continued growth in our customer base that were not immediately fully utilized and the timing of revenue recognition on professional services engagements.

Operating Expenses

	Year Ended December 31,			% Change
	2006	2007	2008	2006 vs. 2007	2007 vs. 2008
	(In thousands)

Sales and marketing	$35,227	$61,610	$129,814	75%	111%
Research and development	8,732	17,257	36,966	98	114
General and administrative	12,107	24,218	46,037	100	90

Total operating expenses	$56,066	$103,085	$212,817	84	106

Sales and Marketing

Sales and marketing expenses increased $68.2 million from 2007 to 2008, primarily due to a $28.3 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing. The increased staffing was partly due to the Touch Clarity, Offermatica, Visual Sciences and Mercado acquisitions. The increase was also due to a $10.1 million increase in amortization of the intangible assets acquired in the Instadia, Touch Clarity, Offermatica and Visual Sciences acquisitions, a $7.9 million increase in commission costs due to increased staffing and revenues and a $7.3 million increase in stock-based compensation expense. The increase was also due to a $3.6 million increase in travel-related costs, principally resulting from increased staffing, a $3.3 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summit events; and a $2.7 million increase in office rent expenses.

Sales and marketing expenses increased $26.4 million from 2006 to 2007, primarily due to an $11.3 million increase in employee salaries and benefits and related costs, a $4.0 million increase in commission costs due to increased staffing and revenues, a $4.0 million increase in stock-based compensation expense, a $2.8 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summit events; and a $2.2 million increase in travel-related costs, principally resulting from increased staffing.

Our sales and marketing employee headcount increased in 2006, 2007 and 2008 primarily because of the hiring of additional sales personnel to focus on adding new customers and expanding into new geographic regions. We also expanded our sales and marketing employee headcount in 2007 and 2008 due to our acquisitions completed during these periods.

Research and Development

Research and development expenses increased $19.7 million from 2007 to 2008 primarily due to increases in salaries and benefits and related costs of $12.9 million resulting from an increase in staffing, including the Touch Clarity, Offermatica, Visual Sciences and Mercado acquisitions and a $4.2 million increase in stock-based compensation.

Research and development expenses increased $8.5 million from 2006 to 2007 primarily due to increases in salaries and benefits and related costs of $5.5 million resulting from an increase in staffing, including the Instadia and Touch Clarity acquisitions and a $2.1 million increase in stock-based compensation.

General and Administrative

General and administrative expenses increased $21.8 million from 2007 to 2008, primarily due to an $8.5 million increase in employee salaries and benefits and related costs, a $4.3 million increase in stock-based compensation expense and a $3.4 million increase in outside professional services costs. The increase was also due to a $2.4 million increase in taxes, insurance, and other administrative expenses, partly due to increased office rent expenses and continued growth of our business, including our international expansion and acquisitions.

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

We increased our general and administrative employee headcount in 2006, 2007 and 2008 to support the continued growth of our business, including our international expansion.

Stock-based Compensation

Stock-based compensation expense was classified as follows in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cost of subscription, license and maintenance revenues	$203	$1,502	$4,221
Cost of professional services and other revenues	54	430	968
Sales and marketing	993	4,982	12,268
Research and development	563	2,615	6,849
General and administrative	1,345	3,935	8,282

	$3,158	$13,464	$32,588

Stock-based compensation expense increased $19.1 million from 2007 to 2008, primarily due to additional stock-based compensation expense under SFAS No. 123R related to additional grants of stock-based awards to our employees and directors and additional stock-based compensation related to stock-based awards assumed by us in connection with the Visual Sciences acquisition. The increase was also due to $3.6 million related to the acceleration of vesting of certain former employees’ stock-based awards upon termination of employment, pursuant to the terms of their original awards. Stock-based compensation expense increased $10.3 million from 2006 to 2007, primarily due to the additional stock-based compensation expense under SFAS No. 123R related to additional stock-based awards.

Interest Income, Interest Expense and Other Expense, Net

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Interest income	$2,117	$5,816	$1,869
Interest expense	(1,285)	(835)	(953)
Other expense, net	(219)	(554)	(1,375)

Interest income decreased $3.9 million from 2007 to 2008 primarily due to lower interest rate yields on our cash, cash equivalents and investments and to a lesser extent lower average balances. Interest income increased $3.7 million from 2006 to 2007, primarily as a result of an increase in cash, cash equivalents and short-term investment balances.

Interest expense decreased $0.5 million from 2006 to 2007, primarily due to the reduction of imputed interest expense associated with the liability relating to the NetRatings settlement.

Other expense, net, increased $0.8 million from 2007 to 2008, primarily due to net foreign currency-related losses. Other expense, net increased $0.3 million from 2006 to 2007, primarily due to a $0.2 million realized loss on the foreign currency forward contract entered into in connection with the Instadia acquisition.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity consisted of cash and cash equivalents of $67.0 million, short-term investments of $10.0 million, accounts receivable, net, of $106.8 million, amounts available under our credit facility of $33.2 million and our equipment lease agreements. In January 2009, we issued 2.9 million shares of our common stock to WPP for aggregate cash consideration of $25.0 million.

Historically, our primary sources of cash have been customer payments for our subscription and professional services, proceeds from the issuance of capital stock and proceeds from the issuance of notes payable. Our principal uses of cash historically have consisted of payroll and other operating expenses, payments relating to purchases of property and equipment primarily to support the network infrastructure needed to provide our services to our customer base, repayments of borrowings and acquisitions of businesses and intellectual property.

Operating Activities

Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth in our business, increases in the number of customers using our subscription and professional services and the amount and timing of payments by these customers.

A limited number of our existing customers either ceased operations or filed for bankruptcy during 2008, due to their inability to meet their existing financial obligations. If the economy continues to weaken, then it could cause some of our customers to delay payments for our services beyond the stated payment terms, and in certain instances, may force them to cease operations altogether before paying for all of our services used by them.

We generated $68.3 million of net cash from operating activities during 2008. Our net loss of $44.8 million was adjusted for $89.2 million in non-cash depreciation, amortization and stock-based compensation expenses. We also generated cash from operating activities due to a $57.1 million increase in payments received from customers in advance of when we recognized revenues and a $4.0 million increase in accrued and other liabilities. This increase in operating cash was partially offset by a $35.2 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers. Allowances for accounts receivable increased by $5.2 million during 2008, including $3.9 million in reserves recorded in conjunction with the Visual Sciences and Mercado acquisitions. The increase in payments received from customers in advance of when we recognized revenues was driven by the overall growth in our business and an increase in the number of customers paying in advance for a full year or more of our services, when compared to the same period in 2007.

Investing Activities

Historically, our primary investing activities consisted of purchases of computer network equipment to accommodate the increase in customer transactions, purchases of furniture and equipment to support our operations and payments related to the acquisition of businesses and intellectual property.

During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources, and we expect to acquire additional equipment under operating leases in the future. Our capital expenditures are reduced to the extent we utilize operating leases.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our Credit Agreement contains restrictive covenants relating to our capital raising activities and other financial and operational matters, including restrictions on the amount of capital expenditures in any one year, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, particularly in view of the uncertainty in the U.S. and global financial markets and corresponding liquidity crisis, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

We used $89.4 million of net cash in investing activities during 2008. This use of cash primarily resulted from $68.7 million paid related to the Visual Sciences, Mercado and Offermatica acquisitions, net of cash acquired, $45.3 million to purchase property and equipment, $34.8 million to purchase investments and $4.0 million to purchase intangible assets. This cash used in investing activities was partially offset by sales and maturity of investments of $62.0 million and net gains on foreign currency forward contracts of $1.5 million.

Financing Activities

We generated $10.9 million of net cash from financing activities during 2008, primarily from $22.4 million in proceeds from issuance of notes payable and $8.7 million in proceeds from the exercise of stock options, partially offset by $19.4 million of principal payments on notes payable and capital lease obligations, including the repayment of $4.0 million in notes payable assumed in the Visual Sciences acquisition, and $1.0 million related to the repurchase of vested restricted stock.

Other Factors Affecting Liquidity and Capital Resources

In December 2008, we entered into a credit agreement, or the Credit Agreement, that provided for a secured revolving credit facility in an amount of up to $35.0 million that is subject to a borrowing base formula and a secured term loan in an amount of $15.0 million. The revolving credit facility has sub limits for certain cash management services, interest rate and foreign exchange hedging arrangements, and for the issuance of letters of credit in a face amount up to $7.5 million. Upon execution of the Credit Agreement, we borrowed $15.0 million in term loans, of which approximately $9.8 million was used to repay the outstanding obligations under a then existing equipment and revolving line of credit agreement, which was terminated upon closing of the Credit Agreement. Letters of credit in the aggregate face amount of approximately $1.8 million have also been issued under the revolving credit facility.

At our option, revolving loans and the term loan accrue interest at a per annum rate based on, either (1) the base rate plus a margin of 3.00%; or (2) the London Interbank Offered Rate, or LIBOR, plus a margin equal to 3.00%, but in no event less than 5.5%, in each case for interest periods of one, two or three months. The base rate is defined as the greatest of (i) 3.50% per annum, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the lender’s prime rate. At December 31, 2008, the $15,000,000 outstanding under the term loan accrued interest at a variable rate of 6.5%.

We are also obligated to pay other customary closing fees, servicing fees, letter of credit fees and unused line fees for a credit facility of this size and type.

Revolving loans may be borrowed, repaid and reborrowed until December 24, 2012, at which time all amounts borrowed must be repaid. The term loan is repaid in quarterly principal payments in an amount equal to $375,000, with the remaining outstanding principal balance and all accrued and unpaid interest due on December 24, 2012. Accrued interest on the revolving loans and term loans is paid monthly, or with respect to revolving loans and term loans that are accruing interest based on the LIBOR rate, then at the end of the applicable LIBOR interest rate period.

The revolving loans and term loans are subject to mandatory prepayments in the event that certain borrowing formulas are not maintained. In addition the term loan is subject to certain mandatory prepayments under certain circumstances, including in connection with the receipt of net proceeds from certain asset sales, casualty events, tax refunds, the incurrence of certain types of indebtedness and the issuance of certain equity securities. In the event that the revolving credit facility commitment is terminated, in whole or part, prior to its maturity date, then, under certain circumstances, a prepayment fee will be due in an amount up to 2.00% of the principal amount prepaid. In the event that the term loan is prepaid, then a prepayment fee will be due in an amount up to 2.00% of the principal amount prepaid.

During 2008, we borrowed a total of $8.0 million under the equipment and revolving line of credit agreement that was terminated during 2008.

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

In August 2007, Visual Sciences entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, and the remaining $5.0 million of which must be paid by us in quarterly installments of $0.5 million beginning on March 31, 2008, of which $2.0 million was paid during 2008.

On October 25, 2005, Visual Sciences, LLC (now known as Visual Sciences Technologies, LLC), which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.3 million of which was paid as of December 31, 2008 and the remaining $0.7 million of which must be paid in annual installments, which are capped at $0.2 million per year and calculated based on revenue of Visual Sciences, LLC products for each year.

At December 31, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $3.4 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at December 31, 2008. At December 31, 2008, we determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at December 31, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2040. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.

Acquisition of Touch Clarity Limited

On March 1, 2007, we acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The terms of the acquisition provided for the payment of up to $3.0 million in additional consideration, contingent upon the achievement of certain milestones during 2007. After determination of the actual milestones achieved in accordance with the acquisition agreement, we paid a total of $2.1 million in additional consideration in February 2009. This additional consideration, which was accrued by us at December 31, 2008, increased the aggregate purchase price and goodwill. No further consideration is owed by us under the acquisition agreement, after payment in February 2009 of the $2.1 million in additional consideration.

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

The preliminary aggregate purchase price was approximately $447.2 million, which consisted of (1) the issuance of approximately 10.3 million shares of our common stock upon closing of the acquisition, valued at approximately $354.8 million, net of issuance costs, (2) cash consideration of approximately $50.1 million, (3) the fair value of assumed Visual Sciences stock options, (4) acquisition-related costs, (5) restructuring costs and (6) a license payment of approximately $2.3 million to NetRatings in accordance with the settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. We accounted for the restructuring charges in accordance with EITF Issue No. 95-3. The restructuring costs are comprised of approximately $4.5 million of severance payments and severance-related benefits associated with employee terminations and $2.8 in excess facilities costs resulting from the employee terminations included in this restructuring, We expect to pay all employee-related restructuring charges by March 31, 2009, and to pay all excess facilities restructuring charges by March 31, 2013.

We also issued approximately 0.1 million shares of our common stock in exchange for unvested Visual Sciences RSAs that remain subject to forfeiture based on the original vesting schedule applicable to such awards. As of December 31, 2008, we will be required to pay up to an additional $0.2 million in cash consideration as these RSAs vest.

Mercado Search and Merchandising Asset Acquisition

On November 5, 2008, we acquired certain assets, including intellectual property and other business assets, of Mercado, a leading search and merchandising solution provider, for approximately $8.6 million, which consisted of (1) cash consideration of approximately $6.6 million paid upon closing of the acquisition, (2) restructuring charges and (3) acquisition-related costs. We accounted for the restructuring charges in accordance with EITF Issue No. 95-3. The restructuring costs are comprised of approximately $0.3 million of severance payments and severance-related benefits associated with employee terminations and $1.3 million in excess facilities costs. We expect to pay all employee-related restructuring charges by March 31, 2009, and to pay all excess facilities restructuring charges by December 31, 2010.

WPP Stock Sale

On January 27, 2009, we entered into a common stock purchase agreement with WPP. In conjunction with this common stock purchase agreement, we issued to WPP a total of 2.9 million shares of our common stock for aggregate cash consideration of $25.0 million.

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

Since 2007, we have entered into three master equipment lease agreements with third-party financing sources. We have generally accounted for the acquisition of equipment under these lease agreements as operating leases, in accordance with SFAS No. 13, Accounting for Leases. The rental payments and rental terms associated with individual acquisitions under the leases may vary depending on the nature of the equipment acquired. As a condition of one of these lease agreements, we must not allow our cash balance to fall below $10.0 million as long as this agreement is in force. Failure to maintain a minimum of $10.0 million in cash would constitute an event of default, as defined in the lease agreement.

Contractual Obligations and Commitments

Our future contractual obligations at December 31, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter

Operating lease obligations	$49,235	$16,408	$30,539	$2,288	$—
Capital lease obligations	239	212	27	—	—
Notes payable	15,145	1,617	13,528	—	—
Interest on notes payable	2,883	695	2,188	—	—
Other obligations(1)	3,420	2,030	1,390	—	—

Total contractual obligations	$70,922	$20,962	$47,672	$2,288	$—

(1)	Primarily consists of the quarterly payments resulting from the August 2007 settlement and patent license agreement with NetRatings.

Our future cash requirements will depend on many factors, including the expansion of our sales, support and marketing activities, the timing and extent of spending to support development efforts and expansion into new territories, the extent to which we acquire new businesses and technologies and the costs of these acquisitions, the building of infrastructure, including our network equipment, to support our growth, the timing of introduction of new services and enhancements to existing services and the continued market acceptance of our services.

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

Additional financing may not be available on terms that are favorable to us, or at all, particularly in view of the uncertainty in the U.S. and global financial markets and corresponding liquidity crisis, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Our Credit Agreement contains restrictive covenants relating to our capital raising activities and other financial and operational matters, including restrictions on the amount of capital expenditures in any one year, which could make it more difficult for us to obtain additional capital and to pursue future business opportunities, including potential acquisitions.

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

We believe that the assumptions and estimates associated with revenue recognition, allowances for accounts receivable, business combinations and impairment of long-lived and intangible assets, including goodwill; stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

For subscription fees that are based on a committed number of transactions, we recognize subscription revenues, including implementation and set-up fees, ratably beginning on the date the customer commences use of our services and continuing through the end of the contract term. We recognize revenues for over-usage fees and for fees that we bill based on the actual number of transactions from which we capture data on a monthly basis as these fees are incurred. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

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

We derive our license revenue from selling perpetual and term software licenses related to our Discover OnPremise and Omniture Merchandising software products, which we obtained as part of the Visual Sciences and Mercado acquisitions, respectively. We do not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The software licenses are generally sold with the first year of post-contract support services, installation and training. As such, a combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.

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

Generally, perpetual software license agreements entered into by us after the date we acquired Visual Sciences entitle the customer to receive, at no additional cost, licenses to certain software released after the date of their license agreement. Revenues associated with these license agreements are recognized over the period in which the customer is entitled to receive these additional licenses free of charge, which is generally three years.

We recognize revenue related to post-contract support services over the applicable term of the support agreement.

Allowances for Accounts Receivable

We record a sales allowance to provide for estimated future adjustments to receivables, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. Specific provisions primarily are made based on amendments or renewals associated with specific subscription service arrangements that are expected to result in the issuance of customer credits. Non-specific provisions are also made based on actual credits issued as a percentage of our historical revenues. We record provisions for sales allowances as a reduction to revenues. We evaluate the estimate of sales allowances on a regular basis and adjust the amount reserved accordingly.

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

We recorded goodwill in conjunction with all five of our business acquisitions completed since the beginning of 2007. We test goodwill for impairment at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets based on a single reporting unit. We believe we operate in a single reporting unit because our chief operating decision maker as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, does not regularly review our operating results other than at a consolidated level for purposes of decision making regarding resource allocation and operating performance.

We performed our 2008 annual goodwill impairment test as of October 1, 2008. For purposes of our impairment test, we primarily relied upon the market valuation approach, which utilizes the market value per share of our publicly traded common stock, plus a control premium, multiplied by the total number of common shares issued and outstanding. A control premium is an amount that a buyer is usually willing to pay over the current market price of a publicly traded company. This market value is compared to our company’s net equity as of the impairment test date. Due to the reduction in the price per share of our common stock during the fourth quarter of 2008, we updated our goodwill impairment test at December 31, 2008 and determined there was no impairment at that date.

We amortize intangible assets on a straight-line basis over their estimated useful lives. We generally determine the estimated useful life of intangible assets based on the projected undiscounted cash flows associated with these intangible assets.

Stock-based Compensation

Prior to January 1, 2006, we accounted for employee stock options using the intrinsic-value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, and related interpretations, and we complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. During 2005, we recorded deferred stock-based compensation of $3.8 million, representing the amount by which the deemed fair value of our common stock exceeded the exercise price of employee stock options on the date of grant, for options granted during 2005. We are amortizing this deferred stock-based employee compensation over the period in which the options vest, which is generally four years. We recorded stock-based compensation expense related to this amortization of $1.0 million in 2006, $1.0 million in 2007 and $0.8 million during 2008.

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

We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•	Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2007 was based on an average of the historical volatility of peer entities whose stock prices were publicly available. Effective January 1, 2008, we changed our methodology for estimating our volatility and now use a weighted-average volatility based on 50% of our actual historical volatility since our initial public offering in 2006 and 50% of the average historical stock volatilities of similar entities. Our calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. We continue to use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering in 2006. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense. For example, a 10% increase in our estimated volatility assumption from 53% to 63% would generally increase the value of a stock-based award and the associated stock-based compensation by approximately 16% if no other factors were changed.

•	The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2007, we calculated the expected term as the average of the contractual term and the vesting period. Effective January 1, 2008, we began calculating the expected term based on several factors surrounding our stock option awards, including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. An increase in the expected term would result in an increase to our stock-based compensation expense. For example, an increase of 1 year in the expected term assumption would generally increase the value of a stock-based award and the associated stock-based compensation by approximately 11% if no other factors were changed.

•	The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. An increase in the risk-free interest rate would result in an increase to our stock-based compensation expense.

At December 31, 2008, there was $54.3 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $19.9 million of total unrecognized compensation cost related to unvested RSUs and RSAs. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 2.6 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.1 years.

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

Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. We had an unrecognized tax liability at December 31, 2007 for research and development credits and upon the acquisition of Visual Sciences, we assumed unrecognized tax liabilities of $0.7 million, which Visual Sciences had previously recorded upon its adoption of FIN 48 during the year ended December 31, 2007. We have not incurred a material amount of interest or penalties through December 31, 2008. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We also do not anticipate any events which could cause a change to these uncertainties. Any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets these tax benefits. We are subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2004 to 2008 remain open in various taxing jurisdictions.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, or FSP, No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as our cash and cash equivalents, investments and foreign currency forward contracts that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009. In October 2008, the FASB issued FSP No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. We considered the additional guidance with respect to the valuation of our financial assets and liabilities and their corresponding designation within the fair value hierarchy. The adoption did not have a material impact on our consolidated results of operations or financial condition.

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

Foreign Currency Exchange Risk

We conduct business internationally in several currencies, primarily the Australian dollar, British pound, Canadian dollar, Danish krone, European Union euro, Japanese yen and Swedish krona. As such, our results of operations and cash flows are subject to fluctuations due to changes in exchange rates.

Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. The primary effect on our results of operations from a strengthening U.S. dollar is a decrease in revenue, partially offset by a decrease in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a weakening U.S. dollar is an increase in revenues, partially offset by an increase in expenses.

During 2008, we entered into foreign currency forward contracts to limit our foreign currency transaction gains and losses primarily related to cash and accounts receivable balances denominated in certain foreign currencies. These forward contracts were not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. During 2008, we recognized $1.5 million in realized gains and $0.7 million in unrealized losses associated with these forward contracts. We expect to continue utilizing foreign currency forward contracts to limit our exposure to foreign currency fluctuations. Although the use of foreign currency forward contracts generally reduces the impact on our statement of operations from changes in currency exchange rates, it does not entirely eliminate the impact of such changes. In the future, we may also choose to increase our use of foreign currency forward contracts to limit foreign currency exposures associated with our revenues and operating expenses denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $67.0 million and short-term investments totaling $10.0 million at December 31, 2008. The cash and cash equivalents were invested primarily in U.S. treasury bills, money market funds and high-quality commercial paper with original maturities of less than 90 days. Our short-term investments were invested in U.S. treasury bills and high-quality commercial paper with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.

At December 31, 2008, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. Consequently, because there is no assurance we will be able to liquidate our positions in these securities within the next 12 months, we have reclassified all of our auction rate holdings to long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for the securities we hold, we determined there to be a temporary impairment in the value of these securities of $3.4 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at December 31, 2008. At December 31, 2008, we determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at December 31, 2008, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2040. Until the issuers of our auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on that evaluation, management believes that our internal control over financial reporting was effective at December 31, 2008.

Our management’s evaluation excluded Mercado, from which we acquired certain assets on November 5, 2008. At December 31, 2008, Mercado had $16.4 million and $11.8 million of total assets and net assets, respectively. For the year ended December 31, 2008, our statement of operations included total revenues related to Mercado of $0.9 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Ernst & Young LLP, an independent registered public accounting firm which audits our consolidated financial statements, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Omniture, Inc.

We have audited Omniture, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omniture, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mercado Software Ltd., which is included in the 2008 consolidated financial statements of Omniture, Inc. and constituted $16.4 million and $11.8 million of total and net assets, respectively, as of December 31, 2008 and $0.9 million of revenues for the year then ended. Our audit of internal control over financial reporting of Omniture, Inc. also did not include an evaluation of the internal control over financial reporting of Mercado Software Ltd.

In our opinion, Omniture, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omniture, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 24, 2009

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

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008. Certain information required by this item concerning our executive officers and directors is set forth in Part I of this Annual Report on Form 10-K in “Business — Executive Officers and Directors.”

ITEM 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. All Financial Statements:

The following financial statements are filed as part of this Annual Report on Form 10-K beginning on page F-1:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2007 and 2008;

Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008;

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2006, 2007 and 2008;

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008;
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted as the required information is either inapplicable or it is presented in the consolidated financial statements and notes thereto.

3. Exhibits:

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits:

The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the SEC:

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

3.1		Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1		August 11, 2006
3.2		Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1		December 16, 2008
4.1		Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1		June 22, 2006
4.2		Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2		June 9, 2006
4.3		Common Stock Purchase Agreement, dated as of January 27, 2009, by and among, the Registrant, WPP Luxembourg Gamma Three Sarl and, solely with respect to Sections 5.2 and 8 thereof, WPP Group USA, Inc.	8-K	000-52076	4.1		January 29, 2009
10	.1*	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1		May 24, 2006
10	.2A*	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10	.2A	April 4, 2006
10	.2B*	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10	.2B	April 4, 2006
10	.2C*	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10	.2C	June 9, 2006
10	.3*	2006 Equity Incentive Plan of Registrant and related forms						X
10	.4A*	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10	.4A	April 4, 2006
10	.4B*	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10	.4B	April 4, 2006
10.5		WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5		February 29, 2008
10	.6A	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6		February 29, 2008

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

10	.6B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10	.6A	February 29, 2008
10.7		Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7		February 29, 2008
10.8		WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8		February 29, 2008
10.9		2007 Equity Incentive Plan of Registrant and related forms						X
10.10		2008 Equity Incentive Plan of Registrant and related forms						X
10.11		The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5		March 16, 2007
10.12		Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6		March 16, 2007
10.13		Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7		March 16, 2007
10.14		Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8		March 16, 2007
10	.15*	Amended and Restated Employment Agreement between Registrant and Joshua G. James, as amended						X
10	.16*	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3		May 15, 2007
10	.17*	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7		April 4, 2006
10	.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10	.8A	April 4, 2006
10	.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10	.8B	April 4, 2006
10	.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10	.8C	April 4, 2006
10	.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10	.8D	April 4, 2006
10	.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10	.8D	April 4, 2006

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

10	.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10	.8F	April 4, 2006
10	.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10	.18G	February 29, 2008
10	.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10	.18H	February 29, 2008
10.19		Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19		February 29, 2008
10	.20**	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9		April 4, 2006
10.21		NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10		May 8, 2006
10	.22*	Change of Control Agreement between Registrant and Joshua G. James, as amended						X
10	.23*	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor, as amended						X
10	.24*	Change of Control Agreement between Registrant and Michael S. Herring, as amended						X
10.25		Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1		March 7, 2007
10	.26**	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26		February 29, 2008
10	.27**	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27		February 29, 2008
10	.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10	.28A	February 29, 2008
10	.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10	.28B	February 29, 2008

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

10	.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10	.28C	February 29, 2008
10.29		Sublease dated as of August 25, 2008 and Amendment to Sublease dated as of October 31, 2008 between Registrant and The Active Network, Inc.						X
10	.30***	Credit Agreement, dated as of December 24, 2008, by and among, the Recipient, each of the lenders party thereto from time to time and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent	8-K	000-52076	10.1		December 31, 2008
10.31		General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences, Inc. in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.2		December 31, 2008
10.32		General Continuing Guaranty, dated as of December 24, 2008, executed by Offermatica Corporation in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.3		December 31, 2008
10.33		General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences Technologies, LLC in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.4		December 31, 2008
10.34		Security Agreement, dated as of December 24, 2008, by and among, the Grantors party thereto from time to time and Wells Fargo Foothill, LLC, as Administrative Agent	8-K	000-52076	10.5		December 31, 2008
21.1		List of Subsidiaries of the Registrant						X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm						X
24.1		Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)						X
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer						X
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer						X
32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer							X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or named executive officer of the Registrant participates.

**	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

***	Confidential treatment has been requested for certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNITURE, INC.
(Registrant)

By:	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer

Date: February 26, 2009

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

Name and Signature	Title	Date

/s/ Joshua G. James Joshua G. James	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Michael S. Herring Michael S. Herring	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 26, 2009

/s/ D. Fraser Bullock D. Fraser Bullock	Director	February 26, 2009

/s/ Gregory S. Butterfield Gregory S. Butterfield	Director	February 26, 2009

/s/ Dana L. Evan Dana L. Evan	Director	February 26, 2009

/s/ Mark P. Gorenberg Mark P. Gorenberg	Director	February 26, 2009

/s/ Rory T. O’Driscoll Rory T. O’Driscoll	Director	February 26, 2009

/s/ John R. Pestana John R. Pestana	Director	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Omniture, Inc.

We have audited the accompanying consolidated balance sheets of Omniture, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omniture, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omniture, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 24, 2009

OMNITURE, INC.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2007	2008

Assets:
Current assets:
Cash and cash equivalents	$77,765	$67,020
Short-term investments	56,924	9,997
Accounts receivable, net of allowances of $4,730 and $9,884 at December 31, 2007 and 2008, respectively	51,971	106,810
Prepaid expenses and other current assets	3,663	10,369

Total current assets	190,323	194,196
Property and equipment, net	31,214	61,482
Intangible assets, net	50,769	137,505
Goodwill	94,960	427,565
Long-term investments	—	18,136
Other assets	3,457	3,316

Total assets	$370,723	$842,200

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,470	$7,662
Accrued liabilities	17,126	41,179
Current portion of deferred revenues	42,041	101,728
Current portion of notes payable	4,407	1,617
Current portion of capital lease obligations	246	150

Total current liabilities	70,290	152,336
Deferred revenues, less current portion	1,815	10,222
Notes payable, less current portion	2,948	13,528
Capital lease obligations, less current portion	173	79
Other liabilities	4,422	8,467
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2007 and 2008; 60,636,685 and 72,891,372 shares issued and outstanding at December 31, 2007 and 2008, respectively	61	73
Additional paid-in capital	340,424	754,151
Deferred stock-based compensation	(1,182)	(366)
Accumulated other comprehensive income (loss)	40	(3,256)
Accumulated deficit	(48,268)	(93,034)

Total stockholders’ equity	291,075	657,568

Total liabilities and stockholders’ equity	$370,723	$842,200

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008

Revenues:
Subscription, license and maintenance	$74,580	$132,010	$265,686
Professional services and other	5,169	11,117	29,927

Total revenues	79,749	143,127	295,613
Cost of revenues:
Subscription, license and maintenance	28,827	46,411	110,786
Professional services and other	2,999	6,953	15,154

Total cost of revenues	31,826	53,364	125,940

Gross profit	47,923	89,763	169,673
Operating expenses:
Sales and marketing	35,227	61,610	129,814
Research and development	8,732	17,257	36,966
General and administrative	12,107	24,218	46,037

Total operating expenses	56,066	103,085	212,817

Loss from operations	(8,143)	(13,322)	(43,144)
Interest income	2,117	5,816	1,869
Interest expense	(1,285)	(835)	(953)
Other expense, net	(219)	(554)	(1,375)

Loss before income taxes	(7,530)	(8,895)	(43,603)
Provision for income taxes	195	534	1,163

Net loss	$(7,725)	$(9,429)	$(44,766)

Net loss per share, basic and diluted	$(0.25)	$(0.18)	$(0.63)
Weighted-average number of shares, basic and diluted	30,332	53,710	71,458

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’
(Deficit) Equity
(In thousands, except share data)

			Stockholders’ (Deficit) Equity
							Accumulated			Total
	Convertible				Additional	Deferred	Other		Total	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Loss	Equity
Balance at January 1, 2006	21,673,596	$61,882	13,918,885	$14	$4,104	$(3,270)	$—	$(31,114)	$(31,114)	$(30,266)
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(114)	1,098	—	—	—	984
Exercise of stock options	—	—	982,006	1	132	—	—	—	—	133
Vesting of common shares subject to repurchase	—	—	363,373	—	44	—	—	—	—	44
Stock-based compensation	—	—	—	—	1,948	—	—	—	—	1,948
Accelerated vesting of employee stock options	—	—	—	—	224	—	—	—	—	224
Issuance of common stock in exchange for services	—	—	250	—	2	—	—	—	—	2
Revaluation and cancellation of convertible preferred stock warrants (134,939 shares)	—	(44)	—	—	—	—	—	—	—	—
Exercise of Series B-2 convertible preferred stock warrants	142,791	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	10,305,000	10	59,224	—	—	—	—	59,234
Conversion of convertible preferred stock into common	(21,816,387)	(61,838)	21,816,387	22	61,816	—	—	—	—	61,838
Foreign currency translation adjustment	—	—	—	—	—	—	9	—	9	9
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,725)	(7,725)	(7,725)

Comprehensive loss	—	—	—	—	—	—	—	—	(7,716)	—

Balance at December 31, 2006	—	—	47,385,901	47	127,380	(2,172)	9	(38,839)	(38,830)	86,425
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(38)	990	—	—	—	952
Exercise of stock options	—	—	2,261,130	2	3,596	—	—	—	—	3,598
Vesting of common shares subject to repurchase	—	—	703,029	1	85	—	—	—	—	86
Stock-based compensation	—	—	—	—	12,512	—	—	—	—	12,512
Purchases under employee stock purchase plan	—	—	11,014	—	194	—	—	—	—	194
Exercise of common stock warrants	—	—	41,671	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	8,376,250	9	142,224	—	—	—	—	142,233
Issuance of common stock to former Touch Clarity shareholders, net of issuance costs	—	—	836,609	1	22,085	—	—	—	—	22,086
Issuance of common stock to former Offermatica shareholders	—	—	1,021,081	1	24,770	—	—	—	—	24,771
Estimated fair value of stock options substituted in connection with the acquisition of Touch Clarity	—	—	—	—	7,322	—	—	—	—	7,322
Income tax benefit of stock option exercises	—	—	—	—	294	—	—	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	40	—	40	40
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(9)	—	(9)	(9)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(9,429)	(9,429)	(9,429)

Comprehensive loss	—	—	—	—	—	—	—	—	(9,398)	—

Balance at December 31, 2007	—	—	60,636,685	61	340,424	(1,182)	40	(48,268)	(48,228)	291,075
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	(12)	816	—	—	—	804
Exercise of stock options	—	—	1,563,092	2	8,628	—	—	—	—	8,630
Vesting of common shares subject to repurchase	—	—	331,709	—	164	—	—	—	—	164
Stock-based compensation	—	—	—	—	31,586	—	—	—	—	31,586
Issuance of restricted stock awards and restricted stock units, net of repurchases	—	—	77,366	—	(1,027)	—	—	—	—	(1,027)
Purchases under employee stock purchase plan	—	—	17,071	—	330	—	—	—	—	330
Issuance of common stock to former Visual Sciences shareholders, net of issuance costs	—	—	10,265,449	10	354,836	—	—	—	—	354,846
Estimated fair value of stock options granted in connection with the acquisition of Visual Sciences	—	—	—	—	15,251	—	—	—	—	15,251
Adjustment to the estimated fair value of common stock and vested stock options substituted in connection with acquisitions	—	—	—	—	3,971	—	—	—	—	3,971
Foreign currency translation adjustment	—	—	—	—	—	—	54	—	54	54
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(3,352)	—	(3,352)	(3,352)
Other	—	—	—	—	—	—	2	—	2	2
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(44,766)	(44,766)	(44,766)

Comprehensive loss	—	—	—	—	—	—	—	—	(48,062)	—

Balance at December 31, 2008	—	$—	72,891,372	$73	$754,151	$(366)	$(3,256)	$(93,034)	$(96,290)	$657,568

See accompanying notes to the consolidated financial statements.

OMNITURE, INC.

Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year Ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net loss	$(7,725)	$(9,429)	$(44,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,032	20,386	56,576
Stock-based compensation	3,158	13,464	32,588
Other non-cash transactions	—	(946)	(328)
Loss (gain) on foreign currency forward contracts, net	—	243	(738)
Net changes in operating assets and liabilities:
Accounts receivable, net	(11,801)	(23,121)	(35,173)
Prepaid expenses and other assets	(1,010)	(1,599)	(1,001)
Accounts payable	(1,495)	2,145	82
Accrued and other liabilities	(1,228)	617	3,992
Deferred revenues	10,804	16,245	57,095

Net cash provided by operating activities	3,735	18,005	68,327
Cash flows from investing activities:
Purchases of short-term investments	—	(144,019)	(34,788)
Proceeds from sales of short-term investments	—	48,150	36,970
Proceeds from maturities of short-term investments	—	40,000	25,000
Purchases of property and equipment	(14,934)	(11,975)	(45,335)
Purchases of intangible assets	(6,380)	(4,545)	(3,967)
Foreign currency forward contracts	—	(337)	1,454
Business acquisitions, net of cash acquired	—	(78,882)	(68,687)

Net cash used in investing activities	(21,314)	(151,608)	(89,353)
Cash flows from financing activities:
Proceeds from exercise of stock options	237	3,606	8,715
Proceeds from employee stock purchase plan	—	194	330
Proceeds from issuance of common stock, net of issuance costs	59,234	142,233	—
Income tax benefit of stock option exercises	—	294	—
Repurchases of vested restricted stock	—	—	(1,027)
Proceeds from issuance of notes payable	9,608	2,761	22,350
Principal payments on notes payable and capital lease obligations	(5,409)	(6,129)	(19,424)

Net cash provided by financing activities	63,670	142,959	10,944
Effect of exchange rate changes on cash and cash equivalents	—	122	(663)

Net increase (decrease) in cash and cash equivalents	46,091	9,478	(10,745)
Cash and cash equivalents at beginning of period	22,196	68,287	77,765

Cash and cash equivalents at end of period	$68,287	$77,765	$67,020

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock and stock options for business acquisitions	$—	$54,337	$370,096
Conversion of convertible preferred stock into common	61,838	—	—
Assets acquired under capital leases	—	152	—
Revaluation and cancellation of convertible preferred stock warrants	44	—	—
Vesting of common shares subject to repurchase	44	86	164
Acquisition of intangible assets	—	—	378
Unpaid acquisition related expenses	—	1,798	478
Unpaid restructuring costs related to acquisitions	—	—	3,716
Unrealized loss on auction rate securities	—	—	3,364
Unrealized gain on short-term investments	—	(11)	(4)

See accompanying notes to the consolidated financial statements.

Omniture, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Omniture, Inc. (the “Company”) was incorporated in Delaware in August 1999 and has its principal offices located in Orem, Utah. The Company began providing its enterprise on-demand online business optimization services in February 2001. The Company is a leading provider of online business optimization products and services, which it delivers through the Omniture Online Marketing Suite. The Company’s customers use its products and services to manage and enhance online, offline and multi-channel business initiatives. The Omniture Online Marketing Suite, which is hosted and delivered to customers on-demand and as an on-premise solution, consists of an open business analytics platform and an integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. The Omniture Online Marketing Suite consists of Omniture SiteCatalyst, the Company’s core product offering, Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch, Omniture Merchandising, Omniture Recommendations and Omniture Survey services and Omniture Discover OnPremise and Omniture Discover OnPremise for Retail software.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Acquisitions

As discussed in Note 2, the Company acquired Visual Sciences, Inc. (“Visual Sciences”) and certain assets of Mercado Software Ltd (“Mercado”) during the year ended December 31, 2008. The Company also acquired Instadia A/S (“Instadia”), Touch Clarity Limited (“Touch Clarity”) and Offermatica Corporation (“Offermatica”) during the year ended December 31, 2007. The consolidated financial statements include each of the acquired company’s results of operations since its respective date of acquisition.

Segments

The Company operates its business in one reportable segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates made by management include the determination of the fair value of stock awards issued, allowances for accounts receivable, the assessment for impairment of long-lived assets, restructuring costs related to business acquisitions and income taxes. The Company also uses estimates in determining the remaining economic lives and fair values of purchased intangible assets and property and equipment. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenues from three primary sources: (1) subscription fees from customers implementing and utilizing the Company’s on-demand online business optimization services; (2) license revenue from selling software licenses; and (3) related professional and other services, consisting primarily of consulting and training.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company recognizes revenues for subscription fees that are based on a committed number of transactions, including implementation and set-up fees, ratably beginning on the date the customer commences use of our services and continuing through the end of the contract term. Over-usage fees, and fees billed based on the actual number of transactions from which the Company captures data, are billed on a monthly basis as these fees are incurred. The Company records amounts that have been invoiced in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

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

Generally, perpetual software license agreements entered into by the Company after the date of the acquisitions of Visual Sciences and Mercado entitle the customer to receive, at no additional cost, licenses to certain software released after the date of their license agreement. Revenues associated with these license agreements are recognized over the period in which the customer is entitled to receive these additional licenses free of charge, which is generally three years.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Post-contract support services provide customers with rights to, when and if available, updates, maintenance releases and patches released during the term of the support period. The Company does not provide custom software development services or create tailored products to sell to specific customers.

Deferred Revenues

Deferred revenues consist of billings or payments received in advance of revenue recognition for the Company’s products and services described above and the Company recognizes them as revenue only when the revenue recognition criteria are met.

Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents consist of cash on deposit with banks, money market funds and highly liquid debt securities with an original maturity of 90 days or less. Short-term investments include debt securities with an original maturity greater than 90 days. The Company classifies its investments in debt securities as available-for-sale and realized gains and losses are included in income based on the specific identification method. Unrealized gains and losses on available-for-sale securities are recorded to other comprehensive income, a component of stockholders’ (deficit) equity. Interest on securities classified as available-for-sale is included as a component of interest income.

Concentrations of Credit Risk and Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities, foreign currency forward contracts and trade accounts receivable. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits. The Company’s available-for-sale securities are investment grade and the Company’s investment policy requires diversification of the portfolio in order to limit the potential credit risk exposure. The Company is exposed to credit risks in the event of default by the issuers of the available-for-sale securities. Collateral is not required for accounts receivable; however, the Company regularly evaluates customers’ financial condition and creditworthiness.

No customer accounted for 5% or greater of accounts receivable at December 31, 2007 and 2008. America Online and certain of its affiliated entities, collectively, accounted for 11% of total revenues during the year ended December 31, 2006. No other customer accounted for more than 10% of total revenues during the year ended December 31, 2006 and no customer accounted for more than 10% of total revenues during the years ended December 31, 2007 and 2008.

Subscription revenues accounted for 94% of total revenues in 2006, 92% of total revenues in 2007 and 90% of total revenues in 2008.

At December 31, 2007 and 2008, tangible assets located outside the United States were not material. No single foreign country accounted for more than 10% of total revenues during the years ended December 31, 2006, 2007 and 2008.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth revenues from customers within and outside the United States (in thousands):

	Year Ended December 31,
	2006	2007	2008

Revenues from customers within the United States	$66,468	$106,258	$213,212
Revenues from customers outside the United States	13,281	36,869	82,401

Total revenues	$79,749	$143,127	$295,613

Revenues from customers outside the United States as a percentage of total revenues	17%	26%	28%

Service Provider Concentration

All of the Company’s servers containing customer data are located in various third-party data center facilities located throughout the world, primarily in the United States and Europe. The Company does not control the operation of these facilities and is vulnerable to damage or interruption in the event any of these third-party, data center facilities fail.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company records a sales allowance to provide for estimated future adjustments to accounts receivable, generally resulting from credits issued to customers in conjunction with amendments or renewals of subscription service arrangements. Specific provisions primarily are made based on amendments or renewals associated with specific subscription service arrangements that are expected to result in the issuance of customer credits. Non-specific provisions are also made based on actual credits issued as a percentage of the Company’s historical revenues. Provisions for sales allowances are recorded as a reduction to revenues. The Company evaluates the estimate of sales allowances on a regular basis and adjusts the amount reserved accordingly.

The Company makes judgments as to its ability to collect outstanding accounts receivable and provides allowances when collection becomes doubtful. Specific provisions are made based on an account-by-account analysis of collectability. Non-specific provisions are made for non-customer-specific accounts based on the Company’s historical bad debt experience and current economic trends. Provisions are recorded in general and administrative expenses. The Company writes off customer accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.

The changes in the Company’s allowances for accounts receivable were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Sales allowance:
Balance at beginning of period	$835	$1,305	$3,171
Provision	3,671	5,881	7,998
Write-offs	(3,201)	(4,015)	(6,700)

Balance at end of period	$1,305	$3,171	$4,469

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006	2007	2008

Bad debt allowance:
Balance at beginning of period	$127	$734	$1,559
Provision	650	1,102	6,829
Write-offs	(43)	(277)	(2,973)

Balance at end of period	$734	$1,559	$5,415

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment, including amortization of leasehold improvements and assets under capital leases, are generally calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Computers, equipment and software	3 to 4 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Long-lived Assets, Including Goodwill

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or the Company’s overall business strategy and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, it determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The Company recognizes an impairment charge equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

The Company recorded goodwill in conjunction with its acquisitions of Instadia, Touch Clarity, Offermatica, Visual Sciences and certain assets of Mercado (see Note 2). The Company reviews goodwill for impairment, at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, based on a single reporting unit. The Company believes it operates in a single reporting unit because its chief operating decision maker, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, does not regularly review operating results other than at a consolidated level for purposes of decision making regarding resource allocation and operating performance. The Company generally performs its annual goodwill impairment test on October 1, 2008.

Long-term Investments

Long-term investments consist of auction rate securities that the Company does not expect to liquidate within the next twelve months due to the uncertainty related to the liquidity in the auction rate security market (see Note 3). The Company classifies its auction rate securities as available-for-sale.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, British pound, Canadian dollar, Danish krone, European Union euro, Hong Kong dollar, Japanese yen and Swedish krona.

The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains and losses, including those related to intercompany foreign currency balances that are of a long-term-investment nature, are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction losses, net are included in other expense, net in the accompanying consolidated statements of operations and were approximately $219,000, $480,000, and $1,387,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

During the year ended December 31, 2008, the Company entered into foreign currency forward contracts to offset foreign currency transaction gains and losses primarily related to cash and accounts receivable balances denominated in certain foreign currencies. These forward contracts were not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company recorded its outstanding foreign currency forward contracts at their estimated fair value at December 31, 2008 based on quoted market prices. During the year ended December 31, 2008, the Company recorded net realized gains of $1,454,000 and unrealized losses of $716,000 associated with these forward contracts in other expense, net in the accompanying consolidated statements of operations.

Software Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, and EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. EITF Issue No. 00-2 sets forth the accounting for Web site development costs based on the Web site development activity. EITF Issue No. 00-3 sets forth the accounting for software in a hosting arrangement. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, in accounting for the development of its on-demand online business optimization software, and other software the Company develops for internal use. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software’s estimated useful life.

Commissions

The Company records sales commissions when the commissions are earned, which is generally when the corresponding revenue has been recognized or at the time of collection of the customer account receivable. Commissions paid to sales personnel are not recoverable in the event the customer terminates service. Commission expense was $8,241,000, $12,195,000 and $20,306,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Advertising

The Company expenses advertising as incurred. Advertising expense was $308,000, $1,969,000 and $3,150,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock-based Compensation

Prior to January 1, 2006, the Company measured stock-based compensation expense as the difference, if any, between the estimated fair value of the Company’s common stock on the date of grant and the exercise price under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the prospective transition method, which requires the Company to apply its provisions only to awards granted, modified, repurchased or cancelled on or after the effective date. Under this transition method, total stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (1) the grant-date fair value of stock-based awards granted or modified on or after January 1, 2006; and (2) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic-value method as previously permitted under APB Opinion No. 25.

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

At December 31, 2007 and 2008, there were no material unrecognized tax benefits except for certain research tax credits and those acquired from Visual Sciences. Any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance which fully offsets these tax benefits. For the years ended December 31, 2006, 2007 and 2008, the Company did not recognize any material interest and penalties related to income taxes.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Net Loss Per Share

The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Year Ended December 31,
	2006	2007	2008

Numerator:
Net loss	$(7,725)	$(9,429)	$(44,766)

Denominator:
Weighted-average common shares outstanding	31,134	54,375	71,766
Weighted-average common shares outstanding subject to repurchase	(802)	(665)	(308)

Denominator for net loss per share, basic and diluted	30,332	53,710	71,458

The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Year Ended December 31,
	2006	2007	2008

Common shares outstanding subject to repurchase	784	657	298
Employee stock-based awards	5,110	5,589	3,678
Warrants	374	241	240
Unvested restricted stock awards and restricted stock units	—	—	13
Convertible preferred stock	11,016	—	—

Comprehensive Loss

Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Net foreign currency translation gains	$9	$49	$103
Unrealized loss on available-for-sale securities	—	(9)	(3,361)
Other	—	—	2

Accumulated comprehensive income (loss)	$9	$40	$(3,256)

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as the Company’s cash and cash equivalents, investments and foreign currency

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

forward contracts that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) (see Note 3). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009. In October 2008, the FASB issued FSP No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective for all periods presented in accordance with SFAS No. 157. The Company considered the additional guidance with respect to the valuation of its financial assets and liabilities and their corresponding designation within the fair value hierarchy. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Instadia A/S

On January 18, 2007, the Company acquired all of the outstanding voting stock of Instadia, a provider of enterprise, on-demand Web analytics services based in Copenhagen, Denmark. The Company purchased Instadia to acquire its existing customer base, key personnel and technology. The aggregate purchase price was approximately $14,349,000, which consisted of (1) total cash consideration of $11,436,000, (2) restructuring charges of $2,433,000, (3) acquisition-related costs and (4) a license payment to NetRatings, Inc. (“NetRatings”) related to the Instadia acquisition of approximately $319,000, which the Company elected to make in February 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006.

The restructuring charges recorded in conjunction with the acquisition related to severance payments and severance-related benefits associated with the termination of nine former Instadia employees, primarily in the research and development and administrative functions, and the cost to terminate an existing Instadia contractual obligation. These restructuring charges, all of which were paid prior to December 31, 2007, were accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following table summarizes the allocation of the aggregate purchase price for Instadia and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,033
Property and equipment	193
Other assets	73
Acquired intangibles:
Existing technology (four-year estimated useful life)	600
Customer contracts and related relationships (seven-year estimated useful life)	4,400
Non-compete agreements (two-year estimated useful life)	600
Patent license (five-year estimated useful life)	148
Goodwill	10,836

Total assets acquired	18,883
Current liabilities	3,400
Long-term liabilities	1,134

Total liabilities assumed	4,534

Net assets acquired	$14,349

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

Because the cash consideration associated with the acquisition was denominated in Danish krone, in December 2006, the Company entered into a foreign currency forward contract with a financial institution to protect against currency exchange rate risk associated with this transaction. Upon the settlement of this foreign

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

currency forward contract, in January 2007, the Company recognized a realized loss of $337,000 in its consolidated statement of operations.

Touch Clarity Limited

On March 1, 2007, the Company acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The Company purchased Touch Clarity to acquire key personnel and technology.

The aggregate purchase price was approximately $62,887,000, which consisted of (1) total cash consideration of approximately $31,614,000, (2) the issuance of 836,609 shares of Omniture’s common stock valued at approximately $22,086,000, net of issuance costs, (3) the fair value of substituted options, (4) acquisition-related costs and (5) a license payment to NetRatings related to the Touch Clarity acquisition of approximately $453,000, which Omniture elected to make in April 2007 in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The fair value of the 836,609 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced.

The terms of the acquisition provided for the payment of up to $3,000,000 in additional consideration during 2008, contingent upon the achievement of certain milestones during 2007. During the year ended December 31, 2008, it was determined that the actual milestones had been achieved in accordance with the acquisition agreement. As a result, the Company accrued a total of $2,124,000 in additional consideration at December 31, 2008, which increased the aggregate purchase price and goodwill.

In connection with the closing of the acquisition, the holders of both vested and unvested options to purchase shares of Touch Clarity common stock received replacement options to purchase shares of Omniture common stock (the “Replacement Options”), with effectively the same intrinsic value at the acquisition date as the Touch Clarity options which were replaced. The $6,749,000 fair value of the Replacement Options included in the purchase price was estimated using the Black-Scholes-Merton option pricing model. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. Significant assumptions used in estimating the fair value of these stock options include expected volatility of 60%, expected option term of between 4.0 years and 5.7 years based on the age of the original award and a risk-free interest rate of 4.5%.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the allocation of the aggregate purchase price for Touch Clarity and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,356
Property and equipment	1,374
Other assets	127
Acquired intangibles:
Existing technology (seven-year estimated useful life)	14,300
Customer contracts and related relationships (eight-year estimated useful life)	3,700
Core technology (six-year estimated useful life)	3,300
Patent license (five-year estimated useful life)	166
Goodwill	41,755

Total assets acquired	67,078
Current liabilities	3,869
Long-term liabilities	322

Total liabilities assumed	4,191

Net assets acquired	$62,887

Except for deferred revenues, the Touch Clarity tangible assets and liabilities assumed by Omniture were valued at their respective carrying amounts at the acquisition date, as Omniture believes these amounts approximated their current fair value. Deferred revenues were reduced to their estimated fair value, which represented an amount equivalent to the estimated costs of fulfilling the remaining contractual obligations associated with these deferred revenues. In total, the Touch Clarity acquired intangible assets had a weighted-average estimated useful life of 7.0 years. The amount recorded as goodwill is not deductible for income tax purposes.

Offermatica

On December 13, 2007, Omniture acquired all of the outstanding voting stock of Offermatica, an on-demand provider of A/B and multivariate testing solutions that enable companies to define and test the structure and other elements of their Web sites. Omniture purchased Offermatica to acquire its existing customer base, key personnel and technology. The results of operations of Offermatica are included in Omniture’s results of operations from the acquisition date.

The aggregate purchase price was approximately $64,985,000, which consisted of (1) cash consideration of approximately $33,235,000, (2) 1,021,081 shares of Omniture common stock valued at approximately $29,315,000, (3) acquisition-related costs and (4) a license payment to NetRatings of approximately $879,000 related to the Offermatica acquisition, which Omniture elected to make in accordance with the terms of the settlement and patent license agreement entered into with NetRatings in February 2006. The fair value of the 1,021,081 shares of common stock was determined based on the average closing price of the Company’s common stock for the three days prior to the closing of the acquisition.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the allocation of the aggregate purchase price for Offermatica and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,377
Property and equipment	1,074
Other assets	52
Acquired intangibles:
Existing technology (four-year estimated useful life)	10,700
Customer contracts and related relationships (six-year estimated useful life)	5,200
Core technology (four-year estimated useful life)	2,200
Trade name / trademarks (eight-month estimated useful life)	100
Patent license (five-year estimated useful life)	486
Goodwill	47,261

Total assets acquired	69,450
Current liabilities	4,465

Total liabilities assumed	4,465

Net assets acquired	$64,985

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

The preliminary aggregate purchase price was approximately $447,195,000, which consisted of (1) the issuance of 10,265,449 shares of the Company’s common stock upon closing of the acquisition, valued at approximately $354,846,000, net of issuance costs, (2) cash consideration of approximately $50,069,000 paid upon closing of the acquisition, (3) the fair value of assumed Visual Sciences stock options of $15,251,000, (4) acquisition-related costs, (5) restructuring charges and (6) a $2,250,000 license payment to NetRatings in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. The fair value of the 10,265,449 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced.

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company also issued approximately 118,478 shares of its common stock in exchange for unvested Visual Sciences restricted stock awards (“RSAs”) that remain subject to forfeiture based on the original vesting schedule applicable to such awards. During the year ended December 31, 2008, the Company paid total cash of $154,000 related to shares that vested from RSAs. At December 31, 2008, the Company was required to pay the holders of the remaining unvested RSAs up to $220,000 in cash as these RSAs vest.

The fair value of Visual Sciences stock options assumed was estimated using the Black-Scholes-Merton option pricing model. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The more significant assumptions used in estimating the fair value of these stock options include expected volatility of 52%, expected option term of between 0.2 years and 4.0 years based on the age of the original award or expected post-termination period and a risk-free interest rate of between 3.8% and 4.1%.

Acquisition-related costs for the Visual Sciences acquisition totaled $17,426,000, of which $87,000 were unpaid at December 31, 2008.

The estimated restructuring charges recorded in conjunction with the acquisition totaled $7,353,000 and related to (1) severance payments and severance-related benefits associated with the termination of approximately 70 Visual Sciences employees from all functions within the business made redundant by the acquisition and (2) estimated excess facilities costs resulting from the employee terminations included in this restructuring. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter.

The following table summarizes the activity related to the Visual Sciences restructuring (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total

Balance at December 31, 2007	$—	$—	$—
Costs accrued(1)	4,539	2,814	7,353
Cash payments	(4,274)	(650)	(4,924)

Balance at December 31, 2008	$265	$2,164	$2,429

(1)	Included as a component of the aggregate purchase price of the Visual Sciences acquisition.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the allocation of the preliminary aggregate purchase price for Visual Sciences and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$37,211
Property and equipment	10,357
Other assets	157
Acquired intangibles:
Existing technology (3.8 year weighted-average estimated useful life)	20,500
Customer contracts and related relationships (7.3 year weighted-average estimated useful life)	68,500
Core technology (3.5 year weighted-average estimated useful life)	9,500
Maintenance agreements and related relationships (7.0 year weighted-average estimated useful life)	5,700
Patent license (6.6 year weighted-average estimated useful life)	6,783
Goodwill	320,961

Total assets acquired	479,669
Current liabilities	21,775
Long-term liabilities	10,699

Total liabilities assumed	32,474

Net assets acquired	$447,195

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

In August 2007, Visual Sciences entered into a settlement and patent-license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11,250,000, $2,000,000 of which was paid by Visual Sciences on or about the date of the agreement, $4,250,000 of which was paid by the Company following the closing of the acquisition of Visual Sciences and the remaining $5,000,000 of which must be paid by the Company in quarterly installments of $500,000 beginning on March 31, 2008, of which $2,000,000 was paid during the year ended December 31, 2008. As of the date of the acquisition, the Company recorded a liability equal to the net present value of the total remaining license payments based upon the Company’s estimated incremental borrowing rate of 6.0%. At December 31, 2008, the amount of unpaid license payments of $3,000,000 related to this settlement and patent-license agreement, discounted to its net present value was $2,849,000, of which $1,871,000 was included in accrued liabilities and $978,000 was included in other liabilities in the consolidated balance sheet.

On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2,000,000, $1,150,000 of which was paid by Visual Sciences prior to the acquisition and $200,000 that was accrued by Visual Sciences prior to the acquisition and subsequently paid by the Company during the year ended December 31, 2008. The remaining $650,000 unpaid balance as of December 31, 2008 must be paid in annual installments, which are capped at $200,000 per year and calculated based on revenue of Visual Sciences, LLC products for each year.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The determination of the final purchase price is subject to potential adjustments, primarily related to restructuring costs and acquisition-related costs. The purchase price allocation could differ from that reflected above after a final detailed review of all assets and liabilities, including income taxes, has been completed. The Company does not expect any changes to the purchase price allocation to materially increase or decrease operating and amortization expenses, but they may have a material effect on the amount of recorded goodwill.

Mercado Asset Acquisition

On November 5, 2008, the Company acquired certain assets, including intellectual property and other business assets, of Mercado, a leading search and merchandising solution provider, primarily to acquire Mercado’s existing customer base and technology.

The preliminary aggregate purchase price was approximately $8,601,000, which consisted of (1) cash consideration of approximately $6,643,000, (2) restructuring charges and (3) acquisition-related costs.

The estimated restructuring charges recorded in conjunction with the acquisition totaled $1,567,000 and related to (1) severance payments and severance-related benefits associated with the termination of Mercado employees from all functions within the business made redundant by the acquisition and (2) estimated excess facilities costs resulting from the employee terminations included in this restructuring. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3. Estimates associated with the Company’s restructuring accrual primarily relate to lease loss assumptions associated with excess facilities. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter.

The following table summarizes the activity related to the Mercado restructuring (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total

Balance at December 31, 2007	$—	$—	$—
Costs accrued(1)	277	1,290	1,567
Cash payments	(198)	(61)	(259)

Balance at December 31, 2008	$79	$1,229	$1,308

(1)	Included as a component of the aggregate purchase price of the Mercado asset acquisition.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the allocation of the preliminary aggregate purchase price for Mercado and the estimated useful lives for the acquired intangible assets (in thousands):

Current assets	$2,800
Property and equipment	580
Other assets	227
Acquired intangibles:
Existing technology (five-year estimated useful life)	3,900
Patents and core technology (five-year estimated useful life)	1,100
Service agreements and related customer relationships (three-year estimated useful life)	400
Customer relationships (six-year estimated useful life)	600
Goodwill	6,752

Total assets acquired	16,359
Current liabilities	6,785
Long-term liabilities	973

Total liabilities assumed	7,758

Net assets acquired	$8,601

Except for deferred revenues and certain fixed assets, the Mercado tangible assets and liabilities assumed by Omniture were valued at their respective carrying amounts at the acquisition date, as the Company believes these amounts approximated their current fair value. Deferred revenues were reduced to their estimated fair value, which represented an amount equivalent to the estimated costs of fulfilling the remaining contractual obligations associated with these deferred revenues. In total, the Mercado acquired intangible assets had a weighted-average estimated useful life of 5.0 years. The amount recorded as goodwill is deductible for income tax purposes.

The determination of the final purchase price is subject to potential adjustments, including acquisition-related costs. The Company does not expect any changes to the purchase price allocation to materially increase or decrease operating and amortization expenses, but they may have a material effect on the amount of recorded goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of operations of the Company, Touch Clarity, Offermatica, Visual Sciences and Mercado as if these acquisitions had occurred on January 1, 2007 (in thousands, except per share data):

	Year Ended December 31,
	2007	2008

Revenues	$235,586	$307,786
Loss from operations	(59,946)	(56,274)
Net loss	(62,349)	(59,601)
Net loss per share, basic and diluted	$(0.95)	$(0.83)

3.	Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. Under SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes the financial instruments of the Company subject to SFAS No. 157 and the valuation approach applied to each class of security (in thousands):

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices
	in Active	Significant
	Markets For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash equivalents:
Money market funds	$2,081	$—	$—	$2,081
U.S. Treasury Bills	20,000	—	—	20,000
Corporate debt securities	—	4,997	—	4,997
Short-term investments:
U.S. Treasury Bills	5,000	—	—	5,000
Corporate debt securities	—	4,997	—	4,997
Long-term investments:
Auction rate securities	—	—	18,136	18,136

Total assets	$27,081	$9,994	$18,136	$55,211

Liabilities:
Foreign currency forward contracts	$—	$716	$—	$716

Total liabilities	$—	$716	$—	$716

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2008 (in thousands):

Auction Rate
Securities

Beginning balance at January 1, 2008	$—
Transfers in to Level 3	21,500
Unrealized losses included in other comprehensive loss	(3,364)

Ending balance at December 31, 2008	$18,136

Total unrealized losses for the period included in other comprehensive loss attributable to the change in fair value relating to assets still held at December 31, 2008	$(3,364)

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, the Company held AAA-rated auction rate securities with a total estimated fair value of $18,136,000. Auction rate securities are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss.

Due to the lack of actively traded market data, the valuation of these securities was based on Level 3 unobservable inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company valued these securities using an internally developed model of the expected future cash flows related to the securities over a projected 10 year period, which is reflective of the length of time the Company anticipates it could take for the securities to become liquid. As a result of the valuation, the Company recorded a temporary impairment for these securities of $3,364,000. The Company determined the impairment to be temporary at December 31, 2008, because it believes these securities will ultimately be sold at their par values, and at December 31, 2008, the Company believes it has the ability and the intent to hold them until such time, which could be the securities’ maturity dates. The maturity dates of the Company’s auction rate holdings are between the years 2034 and 2040. Due to the uncertainty related to the liquidity in the auction rate security market and the Company’s determination at December 31, 2008 that it has the ability and intent to hold these investments until the anticipated recovery in market value occurs, the Company has classified these auction rate securities as long-term assets on the consolidated balance sheet.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities and other liabilities approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s notes payable and capital lease obligations also approximate fair value.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Balance Sheet Accounts

Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments were as follows (in thousands):

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$5,483	$—	$—	$5,483
Money market funds	17,434	—	—	17,434
Government-sponsored enterprise securities	29,972	5	—	29,977
Corporate debt securities	24,896	—	(25)	24,871

Total cash and cash equivalents	$77,785	$5	$(25)	$77,765

Short-term investments:
Auction rate securities	$42,000	$—	$—	$42,000
Government-sponsored enterprise securities	5,018	18	—	5,036
Corporate debt securities	9,895	—	(7)	9,888

Total short-term investments	$56,913	$18	$(7)	$56,924

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents:
Cash	$39,942	$—	$—	$39,942
Money market funds	2,081	—	—	2,081
U.S. Government securities	20,000	—	—	20,000
Corporate debt securities	4,997	—	—	4,997

Total cash and cash equivalents	$67,020	$—	$—	$67,020

Short-term investments:
U.S. Government securities	$4,996	$4	$—	$5,000
Corporate debt securities	4,997	—	—	4,997

Total short-term investments	$9,993	$4	$—	$9,997

Long-term investments:
Auction rate securities	$21,500	$—	$(3,364)	$18,136

Total long-term investments	$21,500	$—	$(3,364)	$18,136

Unrealized gains and losses on available-for-sale securities are reported as a component of stockholders’ (deficit) equity in the consolidated balance sheets.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Gross realized gains and gross realized losses on available-for-sale securities were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Gross realized gains	$—	$—	$48
Gross realized losses	—	—	(3)

At December 31, 2008, the estimated fair value of available-for-sale securities by contractual maturity was as follows (in thousands):

Due in less than one year	$37,075
Due in 1 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	18,136

$55,211

Securities with contractual maturities in the above table due in greater than 10 years are auction rate securities, which the Company has classified as long-term investments in the accompanying consolidated balance sheet at December 31, 2008.

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2008

Computers, equipment and software	$63,791	$112,763
Furniture and fixtures	1,117	3,659
Leasehold improvements	1,723	5,713

	66,631	122,135
Less: Accumulated depreciation and amortization	(35,417)	(60,653)

	$31,214	$61,482

Depreciation expense (including amortization of leasehold improvements and assets under capital leases) was $11,323,000, $14,709,000 and $25,776,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the year ended December 31, 2008, were as follows (in thousands):

Balance at December 31, 2007	$94,960
Goodwill acquired related to 2008 acquisitions	327,713
Adjustments related to 2007 acquisitions	4,892

Balance at December 31, 2008	$427,565

For purposes of its goodwill impairment test performed at October 1, 2008, the Company primarily relied upon the market valuation approach, which utilizes the market value per share of the Company’s publicly traded common

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock, plus a control premium, multiplied by the total number of the Company’s common shares issued and outstanding. This market value is compared to the Company’s net equity as of the impairment test date. A control premium is an amount that a buyer is usually willing to pay over the current market price of a publicly traded company. In light of the reduction in the price per share of its common stock subsequent to October 1, 2008, the Company updated its goodwill impairment test at December 31, 2008 and determined there was no impairment at that date.

Intangible assets consisted of the following (in thousands):

	December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$31,100	$2,433	$28,667
Customer contracts and related relationships	13,300	998	12,302
Patent licenses	11,824	2,969	8,855
Other	1,777	1,157	620
Non-compete agreements	600	275	325

	$58,601	$7,832	$50,769

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$66,100	$17,972	$48,128
Customer contracts and related relationships	82,400	12,009	70,391
Patent licenses	19,185	5,822	13,363
Maintenance agreements	6,100	798	5,302
Other	1,617	1,321	296
Non-compete agreements	600	575	25

	$176,002	$38,497	$137,505

The Company is amortizing its intangible assets on a straight-line basis over a period of two to eight years. The weighted-average remaining amortization period of all intangible assets was 5.3 years and 5.2 years at December 31, 2007 and 2008, respectively. Amortization expense related to intangible assets was $1,709,000, $5,677,000 and $30,800,000 during the years ended December 31, 2006, 2007 and 2008, respectively. The Company expects to recognize amortization expense on intangible assets at December 31, 2008 as follows (in thousands):

Year Ending December 31,

2009	$32,603
2010	26,125
2011	25,493
2012	22,044
2013	16,685
Thereafter	14,555

$137,505

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2008

Accrued bonuses and commissions	$5,244	$10,435
Other accrued liabilities	11,882	30,744

	$17,126	$41,179

Other liabilities consisted of the following (in thousands):

	December 31,
	2007	2008

Deferred tax liabilities	$4,047	$4,794
Other liabilities	375	3,673

	$4,422	$8,467

5.	Notes Payable

Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,
	Rate	Date	2007	2008

Term loan	variable rate	Dec. 2012	—	15,000
Draws on second equipment facility	7.55 to 8.79	Jan. to Jun. 2009	4,117	—
Draw on second equipment facility	variable rate	Dec. 2011	2,364	—
Draw on revolving line of credit	variable rate	Dec. 2008	500	—
Bank note payable	9.07	Apr. 2010	310	133
Other notes payable	variable rate	May 2009	64	12

			7,355	15,145
Less: current portion			(4,407)	(1,617)

Notes payable, excluding current portion			$2,948	$13,528

The Company paid interest of approximately $1,245,000, $859,000 and $977,000 during the years ended December 31, 2006, 2007 and 2008, respectively.

In 2004, the Company entered into an equipment line of credit agreement (the “Equipment Line of Credit”). In 2005, the Company amended the Equipment Line of Credit (the “2005 Amendment”). The 2005 Amendment also provided for a revolving line of credit of up to $10,000,000 (the “Revolving Line”), under which the Company borrowed $500,000. Interest on the revolving line of credit was payable monthly.

In January 2006, the Company entered into a second amendment and restatement (the “2006 Amendment”) of the Equipment Line of Credit, which provided for a second equipment facility of up to $10,000,000, and reduced the total amount available for draw under the Revolving Line to $5,000,000.

In August 2007, the Company entered into a third amendment (the “2007 Amendment”) of the Equipment Line of Credit, which increased the total equipment facility to $20,000,000, of which $9,608,000 was advanced prior to the 2007 Amendment, and increased the Revolving Line to $10,000,000. At December 31, 2007, the $500,000

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

outstanding under the Revolving Line and the $2,364,000 outstanding under the 2007 Amendment of the equipment facility both accrued interest at a variable rate equal to the lender’s prime interest rate of 7.25%. During the year ended December 31, 2008, the Company borrowed a total of $8,006,000 under the Equipment Line of Credit at a weighted-average interest rate of 5.4%, all of which was repaid at December 31, 2008.

During the year ended December 31, 2007, the Company entered into an unsecured bank note in the amount of $397,000, which is repayable in 36 monthly installments.

In December 2008, the Company entered into a credit agreement (the “Credit Agreement”), that provides for a secured revolving credit facility in an amount of up to $35,000,000 that is subject to a borrowing base formula and a secured term loan in an amount of $15,000,000. The revolving credit facility has sub limits for certain cash management services, interest rate and foreign exchange hedging arrangements, and for the issuance of letters of credit in a face amount up to $7,500,000. The Credit Agreement is secured by substantially all the assets owned by Omniture, Inc. and its U.S. subsidiaries, including intellectual property.

Upon execution of the Credit Agreement, the Company borrowed $15,000,000 in term loans, of which approximately $9,774,000 was used to repay the outstanding obligations under an existing Equipment and Revolving Line of Credit (the “Existing Line of Credit”) and the Existing Line of Credit was terminated. Letters of credit in the aggregate face amount of approximately $1,808,000 have been issued under the revolving credit facility.

At the option of the Company, revolving loans and the term loan accrue interest at a per annum rate based on, either (1) the base rate plus a margin of 3.00%; or (2) the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 3.00%, but in no event less than 5.5%, in each case for interest periods of one, two or three months. The base rate is defined as the greatest of (i) 3.50% per annum, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the lender’s prime rate. The Company is also obligated to pay other customary closing fees, servicing fees, letter of credit fees and unused line fees for a credit facility of this size and type. At December 31, 2008, the $15,000,000 outstanding under the term loan accrued interest at a variable rate of 6.5%. The total amount available for borrowing under the Credit Facility at December 31, 2008 was $33,192,000.

Revolving loans may be borrowed, repaid and reborrowed until December 24, 2012, at which time all amounts borrowed must be repaid. The term loan will be repaid in quarterly principal payments in an amount equal to $375,000, with the remaining outstanding principal balance and all accrued and unpaid interest due on December 24, 2012. Accrued interest on the revolving loans and term loans will be paid monthly, or with respect to revolving loans and term loans that are accruing interest based on the LIBOR rate, then at the end of the applicable LIBOR interest rate period.

The revolving loans and term loans are subject to mandatory prepayments in the event that certain borrowing formulas are not maintained. In addition, the term loan is subject to certain mandatory prepayments under certain circumstances, including in connection with the receipt of net proceeds from certain asset sales, casualty events, tax refunds, the incurrence of certain types of indebtedness and the issuance of certain equity securities. In the event that the revolving credit facility commitment is terminated by the Company, in whole or part, prior to its maturity date, then, under certain circumstances, a prepayment fee will be due in an amount up to 2.00% of the reduced commitment amount. In the event that the term loan is prepaid, then a prepayment fee will be due in an amount up to 2.00% of the principal amount prepaid.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate maturities of notes payable at December 31, 2008 were as follows (in thousands):

December 31,
Year Ending December 31,	2008

2009	$1,617
2010	1,528
2011	1,500
2012	10,500
2013	—

$15,145

6.	Income Taxes

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Domestic	$(7,740)	$(5,114)	$(41,695)
Foreign	210	(3,781)	(1,908)

	$(7,530)	$(8,895)	$(43,603)

The provisions for income taxes were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Current taxes:
Federal	$—	$254	$406
State	118	60	626
Foreign	77	220	131

	$195	$534	$1,163

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Tax benefit at U.S. statutory rates	$(2,559)	$(3,024)	$(14,825)
State benefit, net of federal tax effect	(248)	(109)	(524)
Alternative minimum taxes	—	254	406
Foreign taxes	—	684	131
Stock-based compensation	1,134	1,980	3,857
Meals and entertainment	134	173	325
Tax credits	(533)	(378)	(847)
Change in valuation allowance	2,267	954	12,640

Provision for income taxes	$195	$534	$1,163

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007	2008

Deferred tax assets:
Accruals and allowances	$3,323	$7,307
Depreciation and amortization	—	3,333
Stock-based compensation	1,800	7,371
Deferred revenues	677	3,745
Tax credits	2,080	3,551
Net operating losses	34,779	27,110

Total deferred tax assets	42,659	52,417
Valuation allowance	(32,119)	(17,270)

Net deferred tax assets	10,540	35,147

Deferred tax liabilities:
Acquired intangible assets	(13,790)	(35,735)
Depreciation and amortization	(234)	—

Deferred tax liabilities, net	$(3,484)	$(588)

Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Due to these uncertainties, management does not believe it is more likely than not that the full amount of deferred tax assets will be realized. Accordingly, net deferred tax assets of $32,119,000 and $17,270,000 at December 31, 2007 and 2008, respectively, representing the portion of deferred tax assets the Company does not expect to fully realize have been offset by valuation allowances. The valuation allowance increased by $2,267,000 and $17,366,000 for the years ended December 31, 2006 and 2007, respectively, and decreased by $14,849,000 for the year ended December 31, 2008. The increase in the valuation allowance during the year ended December 31, 2007 was primarily due to the tax benefit of stock-based compensation and deferred tax assets obtained through acquisitions. The decrease in the valuation allowance during the year ended December 31, 2008 was primarily due to non-tax deductible intangible assets from the acquisition of Visual Sciences.

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

The Company’s adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on its financial statements. The Company adopted the accounting policy that interest and penalties are classified as a

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

component of interest expense. At December 31, 2008, the Company had an accrued unrecognized tax liability as follows (in thousands):

Balance at December 31, 2007	$1,100
Additions based on tax positions related to the current year	—
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	747
Reductions for tax positions of prior years	(115)
Settlements	—

Balance at December 31, 2008	$1,732

The unrecognized tax liability relates to the acquisition of Visual Sciences and certain research tax credits. The Company has not incurred a material amount of interest or penalties through December 31, 2008. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions, and does not anticipate any events which could cause a change to these uncertainties. Any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance which fully offsets these tax benefits. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2004 to 2008 remain open in various taxing jurisdictions.

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $102,900,000, of which $44,900,000 related to stock option deductions associated with equity benefits, and $2,000,000 related to goodwill. The Company also has federal research and development credits of approximately $2,537,000. The federal net operating losses and tax credits begin to expire in 2020. At December 31, 2008, the Company also had state net operating loss carryforwards of approximately $71,900,000, of which $33,900,000 related to stock option deductions associated with equity benefits and $2,000,000 related to goodwill. The state net operating losses begin to expire in 2015. The Company had state research and development credits of approximately $954,000 at December 31, 2008, which will begin to expire in 2014.

Utilization of the Company’s net operating loss and tax credit carryforwards are subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. These annual limitations will result in the expiration of a portion of the net operating loss and credit carryforwards before they are fully utilized. At December 31, 2008, the Company also had approximately $25,030,000 in net operating loss carryforwards in the United Kingdom, part or all of which may not be available to reduce the Company’s future taxable income in the United Kingdom should there be a change in the nature or conduct of the Company’s business in the United Kingdom within the three years subsequent to the date of our acquisition of Touch Clarity.

The Company paid income taxes of $144,000, $101,000 and $317,000 during the years ended December 31, 2006, 2007 and 2008, respectively.

7.	Preferred Stock

The Company’s Board of Directors has the authority, without further action by stockholders, to issue from time to time up to 10,000,000 shares of preferred stock in one or more series. The Company’s Board of Directors may designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and number of shares constituting any series or the designation of any series. At December 31, 2008, no shares of preferred stock were outstanding.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Common Stock Offerings

In July 2006, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 10,305,000 shares of its common stock, including 1,605,000 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option, at an issuance price of $6.50 per share. As a result of the IPO, the Company raised approximately $59,234,000 in net proceeds after deducting underwriting discounts, commissions and offering expenses. Upon the initial closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 21,816,387 shares of common stock.

In June 2007, the Company completed a common stock offering (the “June 2007 Offering”) in which the Company sold and issued 8,376,250 shares of its common stock at an issuance price of $18.15 per share. As a result of this stock offering, the Company raised approximately $142,233,000 in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

In connection with the acquisition of Visual Sciences, the Company also assumed the WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan, the WebSideStory, Inc. 2004 Equity Incentive Award Plan, the WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan and the Avivo Corporation 1999 Equity Incentive Plan. The Company assumed all outstanding stock options and unvested RSAs granted under these plans. These outstanding options and RSAs will continue to be subject to the original terms and conditions in existence immediately prior to the closing of the acquisition, except that the number of shares and relative exercise prices were adjusted pursuant to the option exchange ratio provided for in the Visual Sciences merger agreement. These options typically vest in equal monthly installments over a one-to-four year period from the date of grant of the original option and expire seven or ten years from the original grant date. The RSAs generally vest in equal annual installments over a four-year period. The Company will not grant additional stock options or RSAs under these assumed plans.

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

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The 1999 Plan allows option holders to exercise unvested stock options at any time; however, upon termination of employment, the Company has the right to repurchase any unvested shares of common stock at the original exercise price. The Company’s right of repurchase lapses as the shares vest. The consideration received from exercises of unvested stock options is recorded as a liability and is reclassified into equity as the awards vest. For purposes of determining the weighted-average common shares outstanding used in the calculation of basic and diluted net loss per share, shares issued upon the exercise of unvested stock options are not considered outstanding shares of common stock until these awards vest. During the years ended December 31, 2006, 2007 and 2008, 363,373, 703,029 and 331,709, respectively, shares of common stock subject to repurchase became vested. At December 31, 2008, this liability was approximately $53,000 relating to 37,500 unvested shares of common stock subject to repurchase. Shares subject to repurchase by the Company were exercised at prices ranging from $0.11 to $0.50 per share.

The Company’s Board of Directors adopted the 2006 Equity Incentive Plan (the “2006 Plan”) in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 Plan provides for the grant of incentive stock options to employees and subsidiary corporations’ employees, and for the grant of nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance shares to the Company’s employees, directors and consultants and subsidiary corporations’ employees and consultants.

The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each year equal to the lesser of

•	5% of the outstanding shares of the Company’s common stock on the last day of the preceding year; and

•	60,000,000 shares.

On January 1, 2008, the number of authorized shares of common stock available for issuance under the 2006 Plan was increased by 3,043,344 in accordance with the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan.

At December 31, 2008, a total of 1,249,064 shares of common stock were available for grant under the Company’s equity incentive plans.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2006 Employee Stock Purchase Plan (the “2006 ESPP”) in March 2006 and the Company’s stockholders approved the plan in June 2006. The 2006 ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods. At the end of each six-month offering period, qualified employees are entitled to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock at the exercise date, which is the first trading date on or after February 15 and August 15 of each year. During the year ended December 31, 2008, the Board of Directors of the Company approved an increase in the number of authorized shares of common stock available for issuance under the 2006 ESPP by 608,668 in accordance with the provisions of the 2006 ESPP. The Company issued 17,071 shares of common stock under the 2006 ESPP during the year ended

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008. At December 31, 2008, a total of 1,563,622 shares of common stock were reserved for future issuance under this plan.

The 2006 ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the lesser of

•	1% of the outstanding shares of the Company’s common stock on the first day of the year;

•	12,000,000 shares; and

•	such other amount as may be determined by the Company’s Board of Directors or a committee thereof

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

The expected option term for options granted through December 31, 2007 was calculated using the simplified method described in SAB No. 107, Share-Based Payment. The simplified method defines the expected term as the average of the contractual term and the vesting period. Effective January 1, 2008, the Company no longer uses the simplified method and instead derives its expected term from an analysis of its historical exercise data combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. As a result of this change in estimate, the Company’s net loss per share decreased by $0.01 for the year ended December 31, 2008. The Company’s loss from operations, loss before income taxes and net loss for the year ended December 31, 2008 were each lower than they would have been using the previous assumptions by approximately $1,040,000. The total estimated fair value of stock options granted during the year ended December 31, 2008 was approximately $8,310,000 or 25% lower than if the Company had continued to use the simplified method.

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

During the years ended December 31, 2006, 2007 and 2008, the Company recorded compensation expense related to these stock option awards totaling $1,948,000 $12,512,000 and $23,277,000, respectively. At December 31, 2008, there was $54,307,000 of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 2.6 years.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of stock option awards granted during the years ended December 31, 2006, 2007 and 2008 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Year Ended
	December 31,
	2006	2007	2008

Expected volatility	62%-64%	43%-60%	52%-53%
Expected term (in years)	5.8-7.0	4.0-6.1	3.8
Risk-free interest rate	4.5%-5.1%	3.5%-4.9%	1.3%-3.2%
Expected dividends	—	—	—

The following table summarizes stock option activity under the Company’s equity incentive plans for the year ended December 31, 2008:

			Weighted-Average
	Number of Shares	Weighted-Average	Remaining
	Subject to	Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Outstanding Options	Share	(in Years)	Value(2)
				(In thousands)

Outstanding at January 1, 2008	10,130,803	$10.51
Granted	3,769,465	21.59
Substituted in connection with the acquisition of Visual Sciences	1,749,500	23.91
Exercised	(1,782,853)	6.39
Canceled	(1,657,805)	22.67

Outstanding at December 31, 2008	12,209,110	14.80	7.7	$29,252

Vested and expected to vest at December 31, 2008(1)	8,727,497	18.04	6.6	$6,559

Exercisable at December 31, 2008	4,438,810	11.43	6.3	$17,403

(1)	Includes only options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at December 31, 2008.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additional information related to stock option activity under the Company’s equity incentive plans was as follows:

	Year Ended December 31,
	2006	2007		2008

Weighted-average, grant-date fair value of stock options granted	$6.51	$12.08	(1)	$9.91	(2)
Weighted-average exercise price of stock options granted	$10.09	$17.77	(1)	$22.33	(2)
Aggregate intrinsic value of stock options exercised (in thousands)(3)	$10,428	$48,887		$41,136
Weighted-average, grant-date fair value of stock options forfeited(4)	$5.49	$11.57		$11.17
Number of stock options forfeited(4)	63,701	458,998		1,132,319

(1)	Includes the stock options substituted in connection with the acquisition of Touch Clarity that had a weighted-average fair value of $12.02 and a weighted-average exercise price of $0.79.

(2)	Includes stock options assumed in connection with the acquisition of Visual Sciences that had a weighted-average fair value of $11.93 and a weighted-average exercise price of $23.91.

(3)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the closing market price of the Company’s common stock at the date of exercise.

(4)	Includes only stock options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R.

During the year ended December 31, 2006, the Company recorded stock-based compensation expense of $224,000 due to the modification and acceleration of the vesting of an employee’s stock options, initially granted prior to the adoption of SFAS No. 123R, upon termination of employment. During the year ended December 31, 2008, the Company recorded $3,630,000 in stock-based compensation related to the acceleration of vesting of certain former employees’ stock-based awards upon termination of employment.

In February 2006, the Company issued 250 shares of common stock to a consultant for services rendered. In connection with this issuance, the Company recorded $2,000 of stock-based compensation expense. In 2002, the Company granted a non-employee consultant vested options to purchase a total of 133,333 shares of common stock that were not under the Plan. The exercise price of these options was $0.04. At December 31, 2007 and 2008, the entire 133,333 options to purchase common stock were outstanding and exercisable.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

RSUs and RSAs

During the year ended December 31, 2007, the Company began granting RSUs. RSUs and RSAs generally vest over a four-year period. The following table summarizes activity during the year ended December 31, 2008 related to RSUs and RSAs:

		Weighted-Average
		Grant- Date Fair
	Number of Shares	Value

Unvested RSUs at December 31, 2007	225,000	$33.29
Granted	935,724	23.76
Unvested RSAs assumed in the Visual Sciences acquisition	118,478	24.09
Vested	(124,912)	30.28
Forfeited	(169,293)	27.92

Unvested RSUs and RSAs at December 31, 2008	984,997	$24.44

During the year ended December 31, 2008, the Company recorded stock-based compensation expense related to RSUs and RSAs of $8,506,000, including $2,770,000 related to the acceleration of vesting upon the termination date of 11 employees, pursuant to the original terms of their awards. The total fair value of shares vested during the year ended December 31, 2008 related to RSUs and RSAs was $3,783,000. There were no shares that vested during the year ended December 31, 2007. At December 31, 2008, total unrecognized compensation cost related to unvested RSUs and RSAs was $19,914,000. This unrecognized compensation cost is equal to the fair value of RSUs expected to vest and will be recognized over a weighted-average period of 3.1 years.

The grant date fair value of RSUs and RSAs is equal to the closing price of the Company’s common stock on the date the award was granted or assumed.

Repurchases of Vested Restricted Stock

The Company’s equity incentive plans provide that employees can elect to forfeit vested shares of restricted stock to pay for the minimum statutory tax withholding obligations related to the vesting of RSAs and RSUs. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such elections by the Company’s employees, during the year ended December 31, 2008, the Company effectively repurchased a total of 43,871 shares of common stock. The Company has recorded $1,027,000 as a financing activity for these repurchases in the consolidated statement of cash flows for the year ended December 31, 2008. There were no repurchases of vested restricted stock during the year ended December 31, 2007.

Deferred Stock-based Compensation

Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. The Company recorded stock-based compensation expense related to these stock options of $984,000, $952,000 and $804,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

The Company reversed deferred stock-based compensation related to the cancellation of unvested options for terminated employees in the amount of $114,000, $38,000 and $8,000 for the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2008, $366,000 of deferred stock-based compensation remained on the accompanying consolidated balance sheet.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Total stock-based compensation expense was classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2006	2007	2008

Cost of subscription, license and maintenance revenues	$203	$1,502	$4,221
Cost of professional services and other revenues	54	430	968
Sales and marketing	993	4,982	12,268
Research and development	563	2,615	6,849
General and administrative	1,345	3,935	8,282

	$3,158	$13,464	$32,588

Warrants

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

During 2002, the Company entered into a settlement agreement related to outstanding notes payable that required the Company to issue warrants to purchase 245,495 shares of the Company’s common stock. The warrants became exercisable on March 31, 2004. The fair value of the warrants of $14,730 was calculated using the Black-Scholes-Merton valuation method with the following assumptions: risk-free interest rate of 5.02%; expected volatility of 0.7%; no dividend yield; and an expected life of the warrants of ten years. The warrants have an exercise price of $0.40 per share and expire on February 26, 2012. At December 31, 2008, these warrants to purchase 245,495 shares of the Company’s common stock were outstanding.

9.	Commitments and Contingencies

Litigation Settlement

In February 2006, the Company entered into a settlement and patent license agreement with NetRatings. In the event the Company acquires certain specified companies, it may be required to make additional license payments based on the Web analytics revenues of the acquired company. The agreement also provides that if the Company acquires other companies, it may elect to make additional license payments based on the Web analytics revenues of the acquired company to ensure that the acquired company’s products, services or technology are covered by the license. In connection with its acquisitions completed through December 31, 2008, the Company has elected to make additional license payments to NetRatings totaling $1,651,000, all of which were paid prior to December 31, 2008. In the event it acquires certain specified companies, the Company may be required to make additional license payments to NetRatings based on the Web analytics revenues of the acquired company.

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	December 31,	December 31,
	2007	2008

Gross	$925	$907
Less accumulated amortization	(389)	(574)

Net carrying amount	$536	$333

The future minimum lease payments under non-cancellable capital and operating leases and future minimum payments to be received under non-cancellable subleases at December 31, 2008 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases

2009	$212	$16,408
2010	27	14,391
2011	—	9,247
2012	—	6,901
2013	—	2,288
Thereafter	—	—

Less: minimum payments to be received from non-cancelable subleases	—	(2,264)

Total minimum lease payments, net	239	$46,971

Less: imputed interest	(10)

Present value of minimum lease payments	229
Less: current portion	(150)

Capital lease obligations, less current portion	$79

Rent expense for the years ended December 31, 2006, 2007 and 2008 was $1,742,000, $2,760,000 and $8,751,000, respectively.

Operating lease payments primarily relate to the Company’s leases of office space in various domestic and international locations and leases of computer equipment under operating leases.

During the year ended December 31, 2007 and 2008, the Company leased equipment under operating leases with total future minimum lease payments of $10,946,000 and $7,650,000, respectively. Each lease of computer equipment has a thirty-six month initial term. At the end of the initial lease term, the Company generally has the option to either: (1) return the equipment to the lessor, (2) purchase the equipment for its fair market value at that date or (3) renew the lease for a stated number of months. As a condition of one of these lease agreements, the

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company must not allow its cash balance to fall below $10,000,000 as long as this agreement is in force. Failure to maintain a minimum of $10,000,000 in cash would constitute an event of default as defined in the lease agreement.

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

The Company offers a 401(k) plan to its employees.  The Company matches 50% of each employee’s contributions up to a maximum of 3% per paycheck of the employee’s base salary, bonuses and commissions. The Company made matching contributions of $460,000, $1,173,000 and $1,740,000 during the years ended December 31, 2006, 2007 and 2008, respectively.

11.	Subsequent Events

On January 27, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with WPP Luxembourg Gamma Three Sarl (“WPP”) and WPP Group USA, Inc. (“WPP USA”), pursuant to which the Company issued to WPP a total of 2,852,578 unregistered shares of its common stock, at a cash purchase price equal to $8.76 per share, which price was equal to the arithmetic average of the closing prices of the Company’s common stock for the five consecutive trading days ending on January 26, 2009, for aggregate

Omniture, Inc.

Notes to Consolidated Financial Statements — (Continued)

consideration of $25,000,000. In addition, WPP, WPP USA and any of their respective affiliates are bound by certain standstill and market standoff provisions for a period of 18 months, which restrict their ability to liquidate any portion of their common stock holdings during that period of time.

Concurrent with the execution of the Purchase Agreement the Company and WPP USA also entered into an Enterprise Channel Partner Agreement (the “Enterprise Agreement”). In the event WPP USA achieves certain performance milestones under the Enterprise Agreement, the Company will issue to WPP a warrant (the “Warrant”) to purchase a number of shares of the Company’s common stock to be determined by dividing an amount ranging from $0 to $10,000,000, with the exact amount to be based on WPP USA’s achievement of certain performance milestones under the Enterprise Agreement, by the exercise price per share of the Warrant. The exercise price of the Warrant equals the arithmetic average of the daily volume weighted average prices of the Company’s common stock for the five consecutive trading days immediately prior to April 15, 2010. The Enterprise Agreement contemplates that if the performance milestones are met, the Warrant will be issued on or around April 15, 2010, and will be subject to periodic vesting over a period of 21months following its issuance, so long as the Enterprise Agreement remains in effect, subject to certain exceptions.

12.	Quarterly Results of Operations (Unaudited)

Selected summarized quarterly financial information for fiscal 2007 and 2008 is as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007(1)	2007	2007	2007(3)	2008(4)	2008	2008	2008
	(In thousands, except per share data)

Total revenues	$29,153	$33,479	$37,382	$43,113	$63,213	$71,620	$77,781	$82,999
Gross profit	18,415	20,730	23,549	27,069	36,286	40,922	44,865	47,600
Net loss	(2,446)	(4,056)	(1,100)	(1,827)	(12,942)	(6,461)	(17,280)	(8,083)
Net loss per share, basic and diluted	$(0.05)	$(0.08)	$(0.02)	$(0.03)	$(0.19)	$(0.09)	$(0.24)	$(0.11)
Weighted-average number of shares, basic and diluted	47,753	49,791	57,874 (2)	59,421	69,180 (5)	71,720	72,202	72,731

(1)	The quarterly financial information beginning with the first quarter of 2007 includes the results of operations of Instadia and Touch Clarity from the date of each acquisition.

(2)	The weighted-average number of shares increased in the third quarter of 2007, primarily due to the Company’s completion of the June 2007 Offering in which the Company sold and issued 8,376,250 shares of its common stock at an issuance price of $18.15 per share.

(3)	The quarterly financial information beginning with the fourth quarter of 2007 includes the results of operations of Offermatica from the date of acquisition.

(4)	The quarterly financial information beginning with the first quarter of 2008 includes the results of operations of Visual Sciences from the date of acquisition.

(5)	The weighted-average number of shares increased in the first quarter of 2008, primarily due to the issuance of 10,265,449 shares of the Company’s common stock upon the closing of the Visual Sciences acquisition.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

3.1		Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1		August 11, 2006
3.2		Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1		December 16, 2008
4.1		Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1		June 22, 2006
4.2		Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2		June 9, 2006
4.3		Common Stock Purchase Agreement, dated as of January 27, 2009, by and among, the Registrant, WPP Luxembourg Gamma Three Sarl and, solely with respect to Sections 5.2 and 8 thereof, WPP Group USA, Inc.	8-K	000-52076	4.1		January 29, 2009
10	.1*	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1		May 24, 2006
10	.2A*	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10	.2A	April 4, 2006
10	.2B*	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10	.2B	April 4, 2006
10	.2C*	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10	.2C	June 9, 2006
10	.3*	2006 Equity Incentive Plan of Registrant and related forms						X
10	.4A*	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10	.4A	April 4, 2006
10	.4B*	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10	.4B	April 4, 2006
10.5		WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5		February 29, 2008
10	.6A	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6		February 29, 2008
10	.6B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10	.6A	February 29, 2008
10.7		Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7		February 29, 2008
10.8		WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8		February 29, 2008
10.9		2007 Equity Incentive Plan of Registrant and related forms						X
10.10		2008 Equity Incentive Plan of Registrant and related forms						X

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

10.11		The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5		March 16, 2007
10.12		Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6		March 16, 2007
10.13		Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7		March 16, 2007
10.14		Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8		March 16, 2007
10	.15*	Amended and Restated Employment Agreement between Registrant and Joshua G. James, as amended						X
10	.16*	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3		May 15, 2007
10	.17*	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7		April 4, 2006
10	.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10	.8A	April 4, 2006
10	.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10	.8B	April 4, 2006
10	.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10	.8C	April 4, 2006
10	.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10	.8D	April 4, 2006
10	.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10	.8D	April 4, 2006
10	.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10	.8F	April 4, 2006
10	.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10	.18G	February 29, 2008

			Incorporated by Reference
Exhibit					Exhibit			Filed	Furnished
No.		Exhibit Description	Form	File No.	No.		Filing Date	Herewith	Herewith

10	.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10	.18H	February 29, 2008
10.19		Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19		February 29, 2008
10	.20**	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9		April 4, 2006
10.21		NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10		May 8, 2006
10	.22*	Change of Control Agreement between Registrant and Joshua G. James, as amended						X
10	.23*	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor, as amended						X
10	.24*	Change of Control Agreement between Registrant and Michael S. Herring, as amended						X
10.25		Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1		March 7, 2007
10	.26**	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26		February 29, 2008
10	.27**	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27		February 29, 2008
10	.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10	.28A	February 29, 2008
10	.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10	.28B	February 29, 2008
10	.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10	.28C	February 29, 2008
10.29		Sublease dated as of August 25, 2008 and Amendment to Sublease dated as of October 31, 2008 between Registrant and The Active Network, Inc.						X
10	.30***	Credit Agreement, dated as of December 24, 2008, by and among, the Recipient, each of the lenders party thereto from time to time and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent	8-K	000-52076	10.1		December 31, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith

10.31	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences, Inc. in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.2	December 31, 2008
10.32	General Continuing Guaranty, dated as of December 24, 2008, executed by Offermatica Corporation in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.3	December 31, 2008
10.33	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences Technologies, LLC in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.4	December 31, 2008
10.34	Security Agreement, dated as of December 24, 2008, by and among, the Grantors party thereto from time to time and Wells Fargo Foothill, LLC, as Administrative Agent	8-K	000-52076	10.5	December 31, 2008
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any director or named executive officer of the Registrant participates.

**	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

***	Confidential treatment has been requested for certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.