Form 10-Q
period 2009-03-31
Omniture, Inc.
filed 2009-05-08
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 76,254,529 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on May 4, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	March 31,
	2008	2009
Assets:
Current assets:
Cash and cash equivalents	$67,020	$85,926
Short-term investments	9,997	24,984
Accounts receivable, net of allowances of $9,884 and $10,951 at December 31, 2008 and March 31, 2009, respectively	106,810	110,665
Prepaid expenses and other current assets	10,369	9,554

Total current assets	194,196	231,129
Property and equipment, net	61,482	59,829
Intangible assets, net	137,505	129,207
Goodwill	427,565	426,696
Long-term investments	18,136	13,993
Other assets	3,316	3,118

Total assets	$842,200	$863,972

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$7,662	$10,139
Accrued liabilities	41,179	31,666
Current portion of deferred revenues	101,728	110,223
Current portion of notes payable	1,617	1,984
Current portion of capital lease obligations	150	132

Total current liabilities	152,336	154,144
Deferred revenues, less current portion	10,222	6,318
Notes payable, less current portion	13,528	13,125
Capital lease obligations, less current portion	79	47
Other liabilities	8,467	8,081
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	73	76
Additional paid-in capital	754,151	786,280
Deferred stock-based compensation	(366)	(195)
Accumulated other comprehensive loss	(3,256)	(2,688)
Accumulated deficit	(93,034)	(101,216)

Total stockholders’ equity	657,568	682,257

Total liabilities and stockholders’ equity	$842,200	$863,972

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months
	Ended March 31,
	2008	2009
Revenues:
Subscription, license and maintenance	$57,169	$76,991
Professional services and other	6,044	10,166

Total revenues	63,213	87,157

Cost of revenues:
Subscription, license and maintenance	23,793	31,168
Professional services and other	3,134	4,423

Total cost of revenues	26,927	35,591

Gross profit	36,286	51,566

Operating expenses:
Sales and marketing	31,216	37,502
Research and development	9,801	9,180
General and administrative	10,814	11,550

Total operating expenses	51,831	58,232

Loss from operations	(15,545)	(6,666)
Interest income	948	125
Interest expense	(227)	(356)
Other expense, net	(3)	(702)

Loss before income taxes	(14,827)	(7,599)
(Benefit from) provision for income taxes	(1,885)	583

Net loss	$(12,942)	$(8,182)

Net loss per share, basic and diluted	$(0.19)	$(0.11)
Weighted-average number of shares, basic and diluted	69,180	75,050
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(12,942)	$(8,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,216	15,077
Stock-based compensation	9,151	7,370
Other non-cash transactions	(170)	(10)
Non-cash tax benefit	(2,308)	—
Gain on foreign currency forward contracts, net	—	(176)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,882)	(4,330)
Prepaid expenses and other assets	1,872	917
Accounts payable	13,582	2,498
Accrued and other liabilities	(8,363)	(5,180)
Deferred revenues	13,202	5,040

Net cash provided by operating activities	15,358	13,024

Cash flows from investing activities:
Purchases of investments	(9,886)	(14,982)
Proceeds from sales of investments	35,799	—
Proceeds from maturities of investments	—	5,000
Purchases of property and equipment	(10,111)	(5,575)
Purchases of intangible assets	(2,437)	(458)
Foreign currency forward contracts	—	271
Business acquisitions, net of cash acquired	(51,870)	(3,105)

Net cash used in investing activities	(38,505)	(18,849)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,106	298
Proceeds from employee stock purchase plan	125	196
Proceeds from issuance of common stock	—	25,000
Repurchases of vested restricted stock	(729)	(598)
Proceeds from issuance of notes payable, net of issuance costs	3,006	(25)
Principal payments on notes payable and capital lease obligations	(5,060)	(75)

Net cash (used in) provided by financing activities	(552)	24,796
Effect of exchange rate changes on cash and cash equivalents	244	(65)

Net (decrease) increase in cash and cash equivalents	(23,455)	18,906
Cash and cash equivalents at beginning of period	77,765	67,020

Cash and cash equivalents at end of period	$54,310	$85,926

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
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009, or any other period.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
     The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses), including intercompany foreign currency

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
transactions that are of a long-term-investment nature, are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Net foreign currency losses are included in other expense, net in the accompanying condensed consolidated statements of operations.
Comprehensive Loss
     Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders. The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months
	Ended March 31,
	2008	2009
Net loss	$(12,942)	$(8,182)
Net foreign currency translation gain (loss)	288	(295)
Reclassification adjustment for realized gain on available-for-sale securities	(18)	—
Unrealized (loss) gain on available-for-sale securities	(879)	851
Other	—	12

Comprehensive loss	$(13,551)	$(7,614)

Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FAS FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standard (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact the adoption of these FSPs will have on its consolidated financial statements.
2. Acquisitions
Touch Clarity Limited
     In 2007, the Company acquired Touch Clarity Limited (“Touch Clarity”). The terms of the acquisition provided for the payment of up to $3,000,000 in additional consideration during 2008, contingent upon the achievement of certain milestones during 2007. In 2008, it was determined that the actual milestones had been achieved in accordance with the acquisition agreement. As a result, the Company accrued a total of $2,124,000 in additional consideration at December 31, 2008, which increased the aggregate purchase price and goodwill. The Company paid the $2,124,000 during the three months ended March 31, 2009.
Visual Sciences, Inc.
     On January 17, 2008, the Company acquired all of the outstanding voting stock of Visual Sciences, a provider of on-demand Web analytics applications. The aggregate purchase price was approximately $447,270,000, which consisted of (1) the issuance of 10,265,449 shares of the Company’s common stock upon closing of the acquisition, valued at approximately $354,846,000, net of issuance costs, (2) cash consideration of approximately $50,069,000 paid upon closing of the acquisition, (3) the fair value of assumed Visual Sciences stock options of $15,251,000, (4) acquisition-related costs, (5) restructuring charges and (6) a $2,250,000 license payment to NetRatings, Inc. (“NetRatings”) in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. The fair value of the 10,265,449 shares of common stock was determined based on the

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced. Acquisition-related costs for the Visual Sciences acquisition totaled $17,422,000, of which $51,000 were unpaid at March 31, 2009.
     The estimated restructuring charges recorded in conjunction with the acquisition totaled $7,432,000 and related to 1) severance payments and severance-related benefits associated with the termination of approximately 70 Visual Sciences employees from all functions within the business made redundant by the acquisition and 2) estimated excess facilities costs resulting from the employee terminations included in this restructuring. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill indefinitely. Future increases to the estimates of the restructuring plan will be recorded as an adjustment to operating expenses. The following table summarizes the activity related to the Visual Sciences restructuring (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance at December 31, 2008	$265	$2,164	$2,429
Costs accrued(1)	—	801	801
Cash payments(2)	(22)	(485)	(507)
Accrual releases(1)	(240)	(481)	(721)
Non-cash charges(3)	—	(144)	(144)

Balance at March 31, 2009	$3	$1,855	$1,858

(1)	Recorded to goodwill and included as a component of the aggregate purchase price of the Visual Sciences acquisition.

(2)	Cash payments are net of cash receipts from the sublease of excess facilities.

(3)	Non-cash charges consist of write-offs of leasehold improvements related to excess facilities.
Mercado Asset Acquisition
     On November 5, 2008, the Company acquired certain assets, including intellectual property and other business assets, of Mercado Software Ltd. (“Mercado”), a leading search and merchandising solution provider. The preliminary aggregate purchase price was approximately $8,456,000, which consisted of (1) cash consideration of approximately $6,643,000, (2) restructuring charges and (3) acquisition-related costs. The determination of the final purchase price is subject to potential adjustments, including finalization of acquisition-related costs. The Company does not expect any changes to the purchase price allocation to materially increase or decrease operating and amortization expenses, but they may have a material effect on the amount of recorded goodwill.
     The estimated restructuring charges recorded in conjunction with the acquisition totaled $1,382,000 and related to 1) severance payments and severance-related benefits associated with the termination of Mercado employees from all functions within the business made redundant by the acquisition and 2) estimated excess facilities costs resulting from the employee terminations included in this restructuring. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3. Estimates associated with the Company’s restructuring accrual primarily relate to lease loss assumptions associated with excess facilities. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill indefinitely. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
     The following table summarizes the activity related to the Mercado restructuring (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance at December 31, 2008	$79	$1,229	$1,308
Cash payments	(68)	(123)	(191)
Accrual releases(1)	—	(185)	(185)
Non-cash charges	(11)	—	(11)

Balance at March 31, 2009	$—	$921	$921

(1)	Included as a component of the aggregate purchase price of the Mercado acquisition. Amounts primarily relate to an increase in expected sublease income from excess facilities.
Goodwill
     The changes in the carrying amount of goodwill for the three months ended March 31, 2009 were as follows (in thousands):

Balance at December 31, 2008	$427,565
Adjustments to goodwill related to 2008 acquisitions	(869)

Balance at March 31, 2009	$426,696

Pro Forma Information
     The following unaudited pro forma information presents the condensed consolidated results of operations of the Company, Visual Sciences and Mercado as if these acquisitions had occurred on January 1, 2008 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2009
Revenues	$62,341	$87,769
Loss from operations	(27,610)	(6,054)
Net loss	(25,540)	(7,570)
Net loss per share, basic and diluted	$(0.36)	$(0.10)
3. Stockholders’ Equity
WPP Common Stock Purchase Agreement
     On January 27, 2009, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with WPP Luxembourg Gamma Three Sarl (“WPP”) and WPP Group USA, Inc. (“WPP USA”), pursuant to which the Company issued to WPP a total of 2,852,578 unregistered shares of its common stock, at a cash purchase price equal to $8.76 per share, which price was equal to the arithmetic average of the closing prices of the Company’s common stock for the five consecutive trading days ending on January 26, 2009, for aggregate consideration of $25,000,000. In addition, WPP, WPP USA and any of their respective affiliates are bound by certain standstill and market standoff provisions for a period of eighteen months, which restrict their ability to liquidate any portion of their common stock holdings during that period of time.
Warrants
     Concurrent with the execution of the Purchase Agreement, the Company and WPP USA also entered into an Enterprise Channel Partner Agreement (the “Enterprise Agreement”). In the event WPP USA achieves certain performance milestones under the Enterprise Agreement, the Company will issue to WPP a warrant (the “Warrant”) to purchase a number of shares of the Company’s common stock to be determined by dividing an amount ranging from $0 to $10,000,000, with the exact amount to be based on WPP

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
USA’s achievement of certain performance milestones under the Enterprise Agreement, by the exercise price per share of the Warrant. The exercise price of the Warrant equals the arithmetic average of the daily volume weighted-average prices of the Company’s common stock for the five consecutive trading days immediately prior to April 15, 2010. The Enterprise Agreement contemplates that if the performance milestones are met, the Warrant will be issued on or around April 15, 2010, and will be subject to periodic vesting over a period of 21 months following its issuance, so long as the Enterprise Agreement remains in effect, subject to certain exceptions. As of March 31, 2009, the Company did not record any expense associated with the Warrant because management does not believe the recognition criteria for recording an expense under applicable accounting guidance has yet been met. At each balance sheet date, the Company will reassess the likelihood of WPP achieving the performance milestones. If the Company determines at that time that it is likely the milestones will be achieved, the fair value of the warrant will be amortized over the period the warrant is earned, beginning on the date of the Enterprise Agreement.
Equity Incentive Plans
     On January 1, 2009, the number of authorized shares of common stock available for issuance under the Omniture, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) was increased by 3,648,724 in accordance with the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan. At March 31, 2009, a total of 3,790,816 shares of common stock were available for grant under the Company’s equity incentive plans.
Employee Stock Purchase Plan
     During the three months ended March 31, 2009, the Company issued 20,966 shares of common stock under the 2006 employee stock purchase plan. At March 31, 2009, a total of 1,542,656 shares of common stock were reserved for future issuance under this plan.
Stock Options
     The Company estimates the fair value of stock option awards granted in accordance with SFAS No. 123R, Share-Based Payment, using the Black-Scholes-Merton option-pricing formula and a single option award approach. The Company amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period.
     Estimated volatility for options granted through December 31, 2007 reflected the application of SAB No. 107 interpretive guidance and, accordingly, was derived solely from historical volatility of similar entities whose share prices were publicly available. Effective January 1, 2008, the Company changed its methodology for estimating its volatility and now uses a weighted-average volatility based on 50% of the Company’s actual historical volatility since its initial public offering in 2006 and 50% of the average historical stock volatilities of similar entities.
     The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The Company used historical data to estimate the number of future stock option forfeitures.
     During the three months ended March 31, 2008 and 2009, the Company recorded compensation expense related to stock option awards granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed in connection with business acquisitions, totaling $5,248,000 and $5,473,000, respectively. At March 31, 2009, there was $53,000,000 of total unrecognized compensation cost related to these unvested stock option awards. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 2.6 years.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
     The fair value of stock option awards granted during the three months ended March 31, 2008 and 2009 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Three Months
	Ended March 31,
	2008	2009
Expected volatility	52%	60%
Expected term (in years)	3.8	4.8
Risk-free interest rate	2.1%-2.5%	1.7%-2.0%
Expected dividends	—	—
Stock Option Activity
     The following table summarizes stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2009:

			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Outstanding	Exercise Price	Term	Intrinsic
	Equity Awards	Per Share	(in Years)	Value(2)
				(in thousands)
Outstanding at December 31, 2008	12,209,110	$14.80
Granted	924,750	10.89
Exercised	(240,523)	1.24
Canceled	(89,765)	25.14

Outstanding at March 31, 2009	12,803,572	14.70	7.6	$40,124

Vested and expected to vest at March 31, 2009(1)	9,802,526	17.64	8.3	12,181

Exercisable at March 31, 2009	5,401,936	13.00	6.7	23,961

(1)	Includes only stock option awards granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at March 31, 2009.
     Additional information related to stock option activity under the Company’s equity incentive plans during the three months ended March 31, 2008 and 2009 was as follows:

	Three Months
	Ended March 31,
	2008		2009
Weighted-average, grant-date fair value of stock options granted	$10.81	(1)	$5.58
Weighted-average exercise price of stock options granted	23.93	(1)	10.89
Aggregate intrinsic value of stock options exercised (in thousands)(2)	16,295		2,621
Weighted-average, grant-date fair value of stock options forfeited(3)	$12.70		$13.39
Number of stock options forfeited(3)	356,079		67,347

(1)	Includes the stock options assumed in connection with the acquisition of Visual Sciences that had a weighted-average fair value of $11.93 and a weighted-average exercise price of $23.91.

(2)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the market price of the Company’s common stock at the date of exercise.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(3)	Includes only stock options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.
Deferred Stock-based Compensation
     Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. The Company recorded stock-based compensation expense related to these stock options of $205,000 and $171,000 for the three months ended March 31, 2008 and 2009, respectively. At March 31, 2009, $195,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
Restricted Stock Units and Restricted Stock Awards
     The following table summarizes activity during the three months ended March 31, 2009 related to restricted stock units (“RSUs”) and restricted stock awards (“RSAs”):

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested RSUs and RSAs at December 31, 2008	984,997	$24.44
Granted	394,000	10.88
Vested	(143,157)	24.71
Forfeited	(23,585)	30.91

Unvested RSUs and RSAs at March 31, 2009	1,212,255	19.87

     During the three months ended March 31, 2008 and 2009, the Company recorded stock-based compensation expense related to RSUs and RSAs of $3,698,000 and $1,725,000, respectively. The total fair value of shares vested during the three months ended March 31, 2008 and 2009, related to RSUs and RSAs was $2,768,000 and $3,537,000, respectively. At March 31, 2009, there was $21,895,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.1 years.
Repurchases of Vested Restricted Stock
     The Company’s equity incentive plans provide that employees can elect to forfeit vested shares of restricted stock to pay for the minimum statutory tax withholding obligations related to the vesting of RSAs and RSUs. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such elections by the Company’s employees, during the three months ended March 31, 2009, the Company effectively repurchased a total of 56,539 shares of common stock. The Company has recorded $598,000 as a financing activity for these repurchases in the condensed consolidated statement of cash flows for the three months ended March 31, 2009.
Stock-based Compensation Expense
     Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months
	Ended March 31,
	2008	2009
Cost of subscription, license and maintenance revenues	$1,627	$776
Cost of professional services and other revenues	259	208
Sales and marketing	3,158	3,191
Research and development	2,328	1,172
General and administrative	1,779	2,023

	$9,151	$7,370

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
4. Concentrations of Credit Risk and Significant Customers
     No customer accounted for 5% or greater of accounts receivable at December 31, 2008 and March 31, 2009. At December 31, 2008 and March 31, 2009, tangible assets located outside the United States were not material.
     No customer and no single foreign country accounted for more than 10% of total revenues for the three months ended March 31, 2008 and 2009. Subscription, license and maintenance revenues accounted for 90% and 88% of total revenues for the three months ended March 31, 2008 and 2009, respectively.
     The following table sets forth revenues from customers within and outside the United States (in thousands):

	Three Months
	Ended March 31,
	2008	2009
Revenues from customers within the United States	$46,084	$62,902
Revenues from customers outside the United States	17,129	24,255

Total revenues	$63,213	$87,157

Revenues from customers outside the United States as a percentage of total revenues	27%	28%
5. Net Loss Per Share
     The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months
	Ended March 31,
	2008	2009
Numerator:
Net loss	$(12,942)	$(8,182)

Denominator:
Weighted-average common shares outstanding	69,537	75,080
Weighted-average common shares outstanding subject to repurchase	(357)	(30)

Denominator for basic and diluted net loss per share	69,180	75,050

     The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months
	Ended March 31,
	2008	2009
Common shares outstanding subject to repurchase	349	27
Employee stock awards	4,443	2,521
Warrants	242	236
Unvested restricted stock awards and restricted stock units	21	1

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
6. Notes Payable
     Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	March 31,
	Rate	Date	2008	2009
Term loan	variable rate	Dec. 2012	$15,000	$15,000
Bank note payable	9.07	Apr. 2010	133	104
Other notes payable	variable rate	May 2009	12	5

			15,145	15,109
Less: current portion			(1,617)	(1,984)

Notes payable, excluding current portion			$13,528	$13,125

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
     Letters of credit in the aggregate face amount of approximately $3,088,000 were outstanding under the revolving credit facility at March 31, 2009.
     At the option of the Company, revolving loans and the term loan accrue interest at a per annum rate based on, either (1) the base rate plus a margin of 3.00%; or (2) the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 3.00%, but in no event less than 5.5%, in each case for interest periods of one, two or three months. The base rate is defined as the greatest of (i) 3.50% per annum, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the lender’s prime rate. The Company is also obligated to pay other customary closing fees, servicing fees, letter of credit fees and unused line fees for a credit facility of this size and type. At March 31, 2009, the $15,000,000 outstanding under the term loan accrued interest at a weighted-average variable rate of 5.53%. The total amount available for borrowing under the Credit Facility at March 31, 2009 was $31,912,000.
     Revolving loans may be borrowed, repaid and reborrowed until December 24, 2012, at which time all amounts outstanding must be repaid. The term loan will be repaid in quarterly principal payments in an amount equal to $375,000, with the remaining outstanding principal balance and all accrued and unpaid interest due on December 24, 2012. Accrued interest on the revolving loans and term loans will be paid monthly, or with respect to revolving loans and term loans that are accruing interest based on the LIBOR rate, then at the end of the applicable LIBOR interest rate period.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
     The aggregate maturities of notes payable at March 31, 2009 were as follows (in thousands):

Year Ending December 31,
Remaining nine months in 2009	$1,582
2010	1,527
2011	1,500
2012	10,500
2013	—

$15,109

7. Derivative Financial Instruments
     The Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), as of January 1, 2009. Under SFAS No. 161, additional disclosures are required regarding the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows.
Foreign Currency Forward Contracts
     During the three months ended March 31, 2009, the Company entered into foreign currency forward contracts to limit net foreign currency transaction gains and losses primarily related to cash and accounts receivable balances denominated in certain foreign currencies. The Company typically enters into new contracts at the end of each month. As of March 31, 2009, the Company had the following outstanding foreign currency forward contracts (in thousands):

Notional
amount
Euro (EUR)	$10,043
British pound (GBP)	3,600
Australian dollar (AUD)	1,583
Japanese yen (JPY)	1,405
Swedish krona (SEK)	913
Danish kroner (DKK)	826
U.S. dollar (USD)	252

$18,622

     During the three months ended March 31, 2009, the Company recognized $271,000 in realized gains and $811,000 in unrealized losses associated with these forward contracts. These forward contracts were not designated as accounting hedges under SFAS No. 133; therefore, unrealized gains and losses are recorded as other expense, net in the condensed consolidated statements of operations. The effect on the condensed consolidated financial statements from foreign exchange contracts not designated as hedging instruments under SFAS No. 133 was as follows (in thousands):

	Three Months Ended
	March 31, 2009
	Classification	Gain (loss), net
Foreign currency forward contracts	Other expense, net	$176

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
     The gross fair market value of all derivative instruments and their classification in the condensed consolidated balance sheet are shown as follows (in thousands):

	March 31, 2009
	Classification	Fair Value
Foreign currency forward contracts	Accrued liabilities	$811
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
     The following tables summarize the financial instruments of the Company subject to SFAS No. 157 and the valuation approach applied to each class of security at December 31, 2008 and March 31, 2009 (in thousands):

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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices
	in Active	Significant
	Markets For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$2,197	$—	$—	$2,197
U.S. Treasury Bills	9,999	—	—	9,999
Corporate debt securities	—	5,000	—	5,000
Short-term investments:
U.S. Treasury Bills	14,984	—	—	14,984
Corporate debt securities	—	5,000	—	5,000
Auction rate securities	—	5,000	—	5,000
Long-term investments:
Auction rate securities	—	—	13,993	13,993

	$27,180	$15,000	$13,993	$56,173

Liabilities:
Foreign currency forward contracts	$—	$811	$—	$811

Total liabilities	$—	$811	$—	$811

     The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 (in thousands):

Auction Rate
Securities
Beginning balance at January 1, 2009	$18,136
Unrealized gains included in other comprehensive loss	857
Transfers to Level 2	(5,000)

Ending balance at March 31, 2009	$13,993

Total unrealized gains for the period included in other comprehensive loss attributable to the change in fair value relating to assets still held at March 31, 2009	$857
     At March 31, 2009, the Company held AAA-rated auction rate securities with a total estimated fair value of $18,993,000. Auction rate securities are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss.
     At March 31, 2009, the Company increased the fair value of certain auction rate securities from $4,143,000 to their par value of $5,000,000, resulting in an unrealized gain of $857,000. The Company also reclassified the $5,000,000 fair value of these auction rate securities from long-term investments to short-term investments as these securities were redeemed at their par value subsequent to March 31, 2009. At March 31, 2009, these auction rate securities were measured at fair value using significant other observable inputs (Level 2).
     Due to the lack of actively traded market data, the valuation of the auction rate securities classified as long-term investments

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
was based on Level 3 unobservable inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company used an internally developed model of the expected future cash flows related to the securities over a projected five year period, which is reflective of the length of time the Company anticipates it could take the securities to become liquid. As a result of the estimated fair value, the Company has determined a temporary impairment in the valuation of these securities of $2,507,000 and has recorded an unrealized loss on these securities which is included as a component of accumulated other comprehensive loss within stockholders’ equity on the Company’s balance sheet at March 31, 2009. Due to the uncertainty related to the liquidity in the auction rate security market and the Company’s determination at March 31, 2009 that it has the ability and intent to hold these investments until the anticipated recovery in market value occurs, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheet.
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
     At March 31, 2009, the Company had approximately $1,725,000 in unrecognized tax benefits under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which relate to the acquisition of Visual Sciences and certain research tax credits. Any interest and penalties incurred on the settlement of outstanding tax positions are recorded as a component of interest expense. The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.
     The Company’s effective income tax rate for the three months ended March 31, 2009 was a tax provision of approximately 7.7%, compared to a tax benefit of 12.7% for the same period in 2008, which was primarily due to a reduction in deferred tax liabilities related to the Visual Sciences acquisition. As of March 31, 2009, the Company estimated its annual effective tax rate for the year ended December 31, 2009 to be a tax provision of 6.3%, excluding certain one-time discrete items.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2004 through 2008 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.
10. Commitments and Contingencies
Litigation Settlement and Patent License Agreements
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
     In August 2007, Visual Sciences entered into a settlement and patent-license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11,250,000, $2,000,000 of which was paid by Visual Sciences on or about the date of the agreement, $4,250,000 of which was paid by the Company following the closing of the acquisition of Visual Sciences and the remaining $5,000,000 of which must be paid by the Company in quarterly installments beginning on March 31, 2008, of which $2,500,000 was paid as of March 31, 2009. As of the date of the acquisition, the Company recorded a liability equal to the net present value of the total remaining license payments based upon the Company’s estimated incremental borrowing rate at the time of the acquisition of 6.0%. At March 31, 2009, the amount of unpaid license payments related to this settlement and patent-license

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
agreement, discounted to its net present value was $2,391,000, of which $1,898,000 was included in accrued liabilities and $493,000 was included in other liabilities in the condensed consolidated balance sheet.
     On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required total license payments of $2,000,000, $1,550,000 of which was paid as of March 31, 2009. The remaining $450,000 must be paid in annual installments, which are capped at $200,000 per year and calculated based on revenue of Visual Sciences, LLC products for each year.
Leases
     The Company leases certain equipment under capital leases. These capital leases generally contain a discounted buyout option at the end of the initial lease terms, which range between 36 and 60 months and mature at various dates through 2010.
     The future minimum lease payments under noncancelable capital and operating leases at March 31, 2009 were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
Remaining nine months in 2009	$161	$14,395
2010	25	17,021
2011	—	11,878
2012	—	7,316
2013	—	2,288
Thereafter	—	—

Less: minimum payments to be received from non-cancelable subleases	—	(2,431)

Total minimum lease payments, net	186	$50,467

Less: imputed interest	(7)

Present value of minimum lease payments	179
Less: current portion	(132)

Capital lease obligations, less current portion	$47

     Operating lease payments primarily relate to the Company’s leases of office space in various domestic and international locations and leases of computer equipment under operating leases.
     During the three months ended March 31, 2009, the Company leased equipment under operating leases with total future minimum lease payments of $7,886,000. The Company did not enter into any equipment leases during the three months ended March 31, 2008. Each lease of computer equipment has a thirty-six month initial term. At the end of the initial lease term, the Company generally has the option to either: (1) return the equipment to the lessor, (2) purchase the equipment for its fair market value at that date or (3) renew the lease for a stated number of months. As a condition of one of these lease agreements, the Company must not allow its cash balance to fall below $10,000,000 as long as this agreement is in force. Failure to maintain a minimum of $10,000,000 in cash would constitute an event of default as defined in the lease agreement.
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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
     These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the impact of quarterly fluctuations of revenue and operating results; the acceptance of our pricing model; our business plan and growth management; operating expenses, including research and development expenses, general and administrative expenses; business expansion; expansion and effectiveness of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization services; the impact of the current economic downturn and uncertainty in the financial markets in the U.S. and internationally; changing technological developments; expansion of product and service offerings, including the development of new and improved services; scalability, reliability, efficiency and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; acquisition of new customers; customer renewal rates; our expectations concerning relationships with third parties, including strategic partners, technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market and the competitive factors that impact the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash and credit line; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreements with NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; adequacy of our capital resources to fund operations and growth; customer costs of ownership; expenditures related to equipment operating leases; and our ability to liquidate auction rate securities without loss.
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
Overview
     We are a leading provider of online business optimization products and services, which we deliver through the Omniture Online Marketing Suite. Our customers use our products and services to manage and enhance online, offline and multi-channel business initiatives. The Omniture Online Marketing Suite, which we host and deliver to our customers on-demand and provide as an on-

premise solution, consists of our Open Business Analytics Platform and our integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. Our Open Business Analytics Platform, the foundation of the Omniture Online Marketing Suite, includes the Omniture DataWarehouse, which contains the information captured by Omniture SiteCatalyst, our core product offering, and our other products and services. The platform also includes the Omniture Genesis application programming interfaces to integrate and augment this data with relevant data from Internet and enterprise applications and data from a number of online and offline channels to enable business optimization. Our online analytics applications are Omniture SiteCatalyst and Omniture Discover and our channel analytics applications are Omniture Discover OnPremise and Omniture Discover OnPremise for Retail. Our visitor acquisition application is Omniture SearchCenter and conversion applications include: Omniture Test&Target, Omniture Recommendations, Omniture SiteSearch, Omniture Survey and Omniture Merchandising. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers on a Web site and test site design and navigational elements to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical data and the ability to measure, automate and optimize critical online processes. Our services, accessed primarily by a Web browser, reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.
     We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to large enterprise customers in 2001. We have experienced significant growth in recent years as illustrated in the following table:

				Three Months
	Year ended December 31,			Ended March 31,
	2006	2007	2008	2008	2009
	(in thousands)			(in thousands)
Total revenues	$79,749	$143,127	$295,613	$63,213	$87,157
Cost of revenues and operating expenses	87,892	156,449	338,757	78,758	93,823
Net loss	(7,725)	(9,429)	(44,766)	(12,942)	(8,182)
     We sell our products and services through direct sales efforts and indirectly through resellers. A substantial majority of our revenues are derived from subscription, license and maintenance fees, which represented approximately 94% of total revenues in 2006, 92% of total revenues in 2007 and 90% of total revenues in 2008. Subscription, license and maintenance fees represented 90% of our total revenues for the three months ended March 31, 2008, and 88% of total revenues for the three months ended March 31, 2009.
     We provide our online business optimization products and services to businesses in 92 countries. During the three months ended March 31, 2008, our products and services captured almost 900 billion transactions and during the three months ended March 31, 2009, our products and services captured over one trillion transactions for nearly 5,200 customers worldwide.
     Our future revenue growth will depend on our ability to attract new customers, to retain the existing revenues from our current customers over time and to sell additional products and services to our installed Omniture SiteCatalyst customer base. In addition to these factors that will impact our revenue growth, our profitability will be affected by our ability to realize economies of scale and manage our expenses as our business grows, the amount of stock-based compensation expense we must record related to future stock-based awards and the amount of amortization expense associated with future intangible asset acquisitions. The delivery of our services requires us to make significant upfront capital expenditures to support the network infrastructure needs of our services. We typically depreciate our network infrastructure equipment over a period of approximately four years, and we begin to include the depreciation amount in our cost of subscription revenues promptly after making the expenditures. During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases, which require us to begin making lease payments and begin recording lease expense immediately upon receipt of the equipment. We generally recognize revenue from our customers ratably over the contractual service period but only after we begin to provide our services to them. As a result, any delays we encounter in the implementation of our services to our customers will impact our ability to start recognizing revenue and to begin to offset the depreciation and lease costs resulting from the upfront expenditures for capital equipment and acquisitions under operating leases.

These delays will also defer the collection of cash necessary to begin offsetting the expenditures.
     Those few customers that contract for the measurement of the highest numbers of transactions generally require us to make more significant upfront capital expenditures and require more prolonged implementation cycles. In addition, we typically provide customers that commit to a higher number of transactions with lower per transaction pricing, which results in lower gross margins for revenues from those customers. These factors together further delay the profitability and positive cash-flow realization from these large customers.
     Historically, most of our revenues have resulted from the sale of our services to companies located in the U.S. Since 2007, we have acquired four businesses with significant European operations as part of our strategy to expand our international sales operations by growing our direct sales force abroad. We have also utilized, and intend to continue utilizing, resellers and other sales channel relationships with third parties, to expand our international sales operations. As a result of these efforts, our revenues from customers outside of the U.S. increased from 17% of total revenues in 2006, to 26% of total revenues in 2007 and to 28% of total 2008 revenues. Our revenues from customers outside the United States increased slightly from 27% of total revenues for the three months ended March 31, 2008, to 28% of total revenues for the three months ended March 31, 2009.
     We experience seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.
How We Generate Revenues
     Our revenues are classified into two categories: (1) subscription, license and maintenance revenues and (2) professional services and other revenues. Subscription, license and maintenance revenues accounted for 94% of total revenues for 2006, 92% of total revenues for 2007 and 90% of total 2008 revenues. Subscription, license and maintenance revenues represented 90% of our total revenues for the three months ended March 31, 2008, and 88% of total revenues for the three months ended March 31, 2009.
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
     During the three months ended March 31, 2008, and three months ended March 31, 2009, we recognized approximately $0.6 million and $0.8 million, respectively, of revenues from the sale of perpetual software licenses related to our Omniture Discover OnPremise software, a software product acquired in connection with our acquisition of Visual Sciences Inc., or Visual Sciences, and our Omniture Merchandising software, a software product acquired in connection with our acquisition of certain assets of Mercado Software Ltd., or Mercado. Pricing of these perpetual software licenses is based on a standard price list with volume and marketing related discounts, and they are sold with the first year of post-contract support services, installation and training.
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
     Cost of subscription, license and maintenance revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. Cost of subscription, license and maintenance revenues for the three months ended March 31, 2009, included approximately $5.0 million in amortization of intangible assets, comprised of existing and core technology related to business acquisitions and certain patent licenses. Absent any impairment, cost of subscription, license and maintenance revenues will include approximately $20.2 million in annual amortization for the year ended December 31, 2009, with decreasing annual amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.

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
     Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses included approximately $3.0 million in amortization of acquired customer-related intangible assets for the three months ended March 31, 2009, and will, absent any impairment, also include approximately $11.7 million in amortization of acquired customer-related intangible assets annually for the full years 2009 through 2012 and decreasing amounts thereafter through March 31, 2017.
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
Trends in Our Business
     Our business has grown rapidly. Our total revenues grew from $79.7 million in 2006, to $143.1 million in 2007 and to $295.6 million in 2008, representing an average annual growth rate of approximately 91% over that time period. Our total revenues grew from $63.2 million for the three months ended March 31, 2008, to $87.2 million for the three months ended March 31, 2009. This growth has been driven primarily by an expansion of our customer base, including those customers obtained through the various businesses we have acquired since the beginning of 2007, coupled with increased subscription revenues from existing customers. To date, we have derived a majority of our revenues from subscription fees for Omniture SiteCatalyst and related subscription services provided to customers in the United States. We expect that revenues associated with our current and future products and services other than Omniture SiteCatalyst will continue to increase over time, both in absolute dollars and as a percentage of our total revenues, due in part, to the new technologies and services obtained through our acquisitions of Touch Clarity Limited, or Touch Clarity, Offermatica Corporation, or Offermatica and Visual Sciences, as well as the acquisition of certain assets of Mercado. As a result, we expect revenues generated by Omniture SiteCatalyst will continue to decrease as a percentage of our total revenues.
     We expect our total revenues to grow at a slower rate than our average historical revenue growth rate. Due in part to the current economic recession, some of our existing customers have either reduced or terminated their currently contracted services with us, or notified us of their intent to do so upon expiration of their current contract term. We expect that other of our existing customers may either reduce or terminate their currently contracted services with us upon expiration of their current contract term, primarily due to the uncertainty associated with the overall macroeconomic environment for the remainder of 2009. We also anticipate that our rate of new business growth will slow in 2009 as some of our potential customers decrease spending in an effort to reduce costs, causing them to delay or defer purchasing decisions. A limited number of our existing customers either ceased operations or filed for bankruptcy during 2008 and during the three months ended March 31, 2009, due to their inability to meet their existing financial obligations. If the economy continues to weaken, it could cause some of our customers to delay payments for our services beyond the stated payment terms, and in certain instances may require them to cease operations altogether before paying for all of our services used by them.
     We intend to continue to expand our international sales operations and international distribution channels, and accordingly, we expect that revenues from customers located outside the United States will continue to increase in absolute dollars. Although, we do not expect revenues from customers located outside of the United States to increase significantly as a percentage of total revenues. Revenues from customers located outside the United States have increased from 17% of total revenues for 2006 to 26% of total revenues for 2007 and to 28% of total 2008 revenues. Our revenues from customers outside the United States increased from 27% of total revenues for the three months ended March 31, 2008, to 28% of total revenues for the three months ended March 31, 2009. We expect the percentage of total revenues derived from our largest customers to further decrease over time as a result of continued expansion of our customer base. We also anticipate that the percentage of our total revenues derived from indirect sales will continue to grow as a percentage of our overall revenues, due to an increase in the number of third parties reselling our services.
     If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Our gross margins increased from 60% for 2006 to 63% for 2007, primarily due to more efficient utilization of our network hardware. Our gross margins decreased to 57% for 2008, primarily due to the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense. Our gross margins increased from 57% for the three months ended March 31, 2008, to 59% for the three months ended March 31, 2009, primarily because the adjustment to record the acquired Visual Sciences deferred revenue at its fair value did not continue into 2009, partially offset by additional data center and network infrastructure costs necessary to support the growth in our customer base.
     During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources. We leased equipment under operating leases with total future minimum lease payments of approximately $10.9 million during 2007, $7.7 million during 2008 and $7.9 million during the three months ended March 31, 2009. We expect to acquire additional equipment under operating leases in the future. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.
     The timing of additional capital expenditures and equipment operating leases could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation and lease expense from our significant upfront network computer equipment requirements as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. At least through March 31, 2014, our cost of revenues and our gross margin will also be negatively affected by the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings , Inc., or NetRatings, and (2) the intangible assets directly related to our subscription service that were acquired as part of our acquisitions of other businesses.
     We have also experienced, and we expect to continue to experience, increases in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 353 at December 31, 2006, to 713 at December 31, 2007, and to 1,189 at December 31, 2008. Our full-time employee headcount increased further to 1,204 at March 31, 2009. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues, compared to the three months ended March 31, 2009, due to anticipated economies of scale in our business support functions. In general, over time we also expect our operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of personnel from our acquisitions completed during 2008, along with any future acquisitions. We will continue to assess our overall operating cost structure and employee headcount growth in light of the changing macroeconomic conditions, and, as a result, we may choose to reduce the rate at which we increase future operating expenses and headcount.
     We currently plan to continue investing in sales and marketing by increasing the number of direct sales personnel over time and the number and type of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. During the remainder of 2009, due to the changing macroeconomic environment, we will continue to assess the level of our advertising and marketing programs, and, as a result, may further reduce the level of spending in these areas, compared to currently anticipated spending in these areas through the remainder of 2009. We also intend to consolidate our sales channels in an effort to increase efficiencies. We expect that sales and marketing expenses will continue to increase in absolute dollars over time and remain our largest operating expense category. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salesperson becomes more fully utilized and revenues can be recognized. We expect that at least through March 31, 2017, sales and marketing expenses will be negatively affected by the amortization of customer-related intangible assets acquired as part of our acquisitions of other businesses.
     We expect stock-based compensation expenses to continue to increase in absolute dollars primarily due to the stock-based awards granted during 2008 and stock-based awards we expect to grant in the future. Since the first quarter of 2006, we have recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, based on the fair value of stock-based awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including: the number of shares subject to the stock options issued, the fair value of our common stock at the time of issuance and the volatility of our stock price over time. At March 31, 2009, there was $53.0 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $21.9 million of total unrecognized compensation cost related to unvested restricted stock units, or RSUs, and RSAs. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and RSUs and RSAs expected to vest. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 2.6 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.1 years.
     In the future, as part of our overall growth strategy, we expect to acquire other businesses, products, services or technologies to complement our Omniture Online Marketing Suite and accelerate access to strategic markets. In January 2009, we entered into a strategic partner relationship with WPP Group USA, Inc., or WPP USA, under which both companies will collaborate on technology development, on sharing data and information and on consulting services. As part of our overall growth strategy, we expect to enter into strategic partner relationships with other companies.
     During 2008, we utilized $23.4 million in net operating loss carryforwards to reduce our provision for income taxes for the year. We may utilize additional net operating loss carryforwards to reduce our 2009 provision for income taxes. At December 31, 2008, we had approximately $102.9 million in net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2020, and approximately $2.5 million in federal tax credit carryforwards, which will begin to expire in 2020. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized. For fiscal years beginning on or after January 1, 2008, through years ending on December 31, 2009, the state of California suspended the utilization of net operating loss carryforwards by taxpayers to reduce their state income taxes. Despite the potential availability of these net operating loss carryforwards, we expect our income tax expense to increase in absolute dollars, primarily due to income taxes in the foreign jurisdictions in which we operate and because we will likely be subject to alternative minimum tax for federal income tax purposes.

Results of Operations
     The following table sets forth selected consolidated statement of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months
	Ended March 31,
	2008	2009
Revenues:
Subscription, license and maintenance	90%	88%
Professional services and other	10	12

Total revenues	100	100

Cost of revenues:
Subscription, license and maintenance	38	36
Professional services and other	5	5

Total cost of revenues	43	41

Gross profit	57	59

Operating expenses:
Sales and marketing	49	43
Research and development	16	11
General and administrative	17	13

Total operating expenses	82	67

Loss from operations	(25)	(8)
Interest income	2	—
Interest expense	—	—
Other expense, net	—	(1)

Loss before income taxes	(23)	(9)
(Benefit from) provision for income taxes	(3)	—

Net loss	(20)%	(9)%

Revenues

	Three Months
	Ended March 31,
	2008	2009	% Change
	(in thousands)
Subscription, license and maintenance	$57,169	$76,991	35%
Professional services and other	6,044	10,166	68

Total revenues	$63,213	$87,157	38

     Subscription, license and maintenance revenues increased $19.8 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to the growth in the number of customers for our subscription services, including the customers acquired in connection with business acquisitions, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data and the number of services that they contracted to use. Professional services and other revenues increased $4.1 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to the growth in our consulting and training services, resulting from an increase in consulting opportunities in connection with our expanding product offerings, an increase in the number of customers for our subscription services, including the customers acquired in connection with business acquisitions and additional staffing available to provide consulting and training services to support increased customer demand.

     The following table sets forth revenues from customers within and outside the United States:

	Three Months
	Ended March 31,
	2008	2009	% Change
	(in thousands)
Revenues from customers within the United States	$46,084	$62,902	36%
Revenues from customers outside the United States	17,129	24,255	42

Total revenues	$63,213	$87,157	38

Revenues from customers outside the United States as a percentage of total revenues	27%	28%
     Revenues from customers outside the U.S. grew from 27% of total revenues during the three months ended March 31, 2008, to 28% of total revenues during the three months ended March 31, 2009, as a result of the expansion of our international sales force, an increase in the number of locations outside the U.S. where we conduct business and increased international marketing activities. This revenue increase is also partly due to international customers acquired in connection with business acquisitions. No single foreign country and no customer accounted for more than 10% of total revenues during the three months ended March 31, 2008 and 2009.
Cost of Revenues

	Three Months
	Ended March 31,
	2008	2009	% Change
	(in thousands)
Subscription, license and maintenance	$23,793	$31,168	31%
Professional services and other	3,134	4,423	41

Total cost of revenues	$26,927	$35,591	32

     The following table sets forth our cost of revenues as a percent of related revenues:

	Three Months
	Ended March 31,
	2008	2009
Subscription, license and maintenance	42%	40%
Professional services and other	52	44
     Cost of subscription, license and maintenance revenues increased $7.4 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to a $3.4 million increase in third-party data center costs associated with housing and operating network hardware, a $2.1 million increase in depreciation and operating lease expense related to additional investment in our network infrastructure hardware and a $1.8 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The increase in cost of subscription, license and maintenance revenue was also due to a $0.6 million increase in amortization of the intangible assets acquired in the Visual Sciences and Mercado acquisitions. These increases were partially offset by a $0.9 million decrease in stock-based compensation.
     Gross margin associated with subscription, license and maintenance revenues increased from 58% for the three months ended March 31, 2008, to 60% for the three months ended March 31, 2009, primarily because the adjustment made in 2008 to record the acquired Visual Sciences deferred revenue at its fair value did not continue into 2009, partially offset by increased data center and network infrastructure costs necessary to support the growth in our business.
     Cost of professional services and other revenues increased $1.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009, primarily due to increased headcount and related costs to meet customer demand for consulting and training services.
     Gross margin associated with professional services increased from 48% for the three months ended March 31, 2008 to 56% for the three months ended March 31, 2009, primarily due to higher utilization of the professional services staff.
Operating Expenses

	Three Months
	Ended March 31,
	2008	2009	% Change
	(in thousands)
Sales and marketing	$31,216	$37,502	20%
Research and development	9,801	9,180	(6)
General and administrative	10,814	11,550	7

Total operating expense	$51,831	$58,232	12

     Sales and marketing expenses increased $6.3 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to a $2.5 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing. The increase was also due to a $2.5 million increase in commission costs due to increased staffing and revenues and a $1.1 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summit events. The increase was also due to a $0.4 million increase in amortization of the intangible assets acquired in the Visual Sciences and Mercado acquisitions, offset by a $0.2 million reduction in travel-related costs.
     Research and development expenses decreased $0.6 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to a $1.2 million decrease in stock-based compensation offset by a $0.3 million increase in salaries and benefits and related costs resulting from an increase in staffing, including the Mercado acquisition.
     General and administrative expenses increased $0.7 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to an increase in employee salaries and benefits and related costs to support the continued growth of our business, including our international expansion and business acquisitions.
Stock-based Compensation Expense
     Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations:

	Three Months
	Ended March 31,
	2008	2009
	(in thousands)
Cost of subscription, license and maintenance revenues	$1,627	$776
Cost of professional services and other revenues	259	208
Sales and marketing	3,158	3,191
Research and development	2,328	1,172
General and administrative	1,779	2,023

	$9,151	$7,370

     Stock-based compensation expense decreased $1.8 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to $3.8 million recorded during the three months ended March 31, 2008, related to the acceleration of vesting of certain stock-based awards offset by a $2.0 million increase in expense related to grants of additional stock-based awards.

Interest Income, Interest Expense and Other Expense, Net

	Three Months
	Ended March 31,
	2008	2009	% Change
	(in thousands)
Interest income	$948	$125	(87)%
Interest expense	(227)	(356)	57
Other expense, net	(3)	(702)	**

**	Percentage change is not meaningful
     Interest income decreased $0.8 million from the three months ended March 31, 2008, to the three months ended March 31, 2009, primarily due to lower interest rate yields on our cash, cash equivalents and investments. Other expense, net increased $0.7 million from the three months ended March 31, 2008 to the three months ended March 31, 2009, primarily due to net foreign currency-related losses.
     (Benefit from) provision for Income taxes

	Three Months
	Ended March 31,
	2008	2009	% Change
	(in thousands)
(Benefit from) provision for income taxes	$(1,885)	$583	(131)%
     The provision for income taxes increased by $2.5 million from a benefit from income taxes of $1.9 million for the three months ended March 31, 2008, to a provision for income taxes of $0.6 million for the three months ended March 31, 2009, primarily due to a $2.3 million non-cash tax benefit recorded during the three months ended March 31, 2008, resulting from the reduction in deferred tax liabilities related to the Visual Sciences acquisition.
Liquidity and Capital Resources
     At March 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $85.9 million, short-term investments of $25.0 million, accounts receivable, net, of $110.7 million, amounts available under our credit facility of $31.9 million and our equipment lease agreements. In January 2009, we issued 2.9 million shares of our common stock to WPP Luxembourg Gamma Three Sarl, or WPP, for aggregate cash consideration of $25.0 million.
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
     A limited number of our existing customers either ceased operations or filed for bankruptcy during 2008 and during the three months ended March 31, 2009, due to their inability to meet their existing financial obligations. If the economy continues to weaken, then it could cause some of our customers to delay payments for our services beyond the stated payment terms, and in certain instances, may force them to cease operations altogether before paying for all of our services used by them.
     We generated $13.0 million of net cash from operating activities during the three months ended March 31, 2009. Our net loss of $8.2 million was adjusted for $22.4 million in non-cash depreciation, amortization and stock-based compensation expenses. We also generated cash from operating activities from a $5.0 million increase in payments received from customers in advance of when we recognized revenues and a $2.5 million increase in accounts payable. This increase in operating cash was partially offset by a $5.2 million decrease in accrued and other liabilities and a $4.3 million increase in accounts receivable, net of allowances, primarily resulting from the increase in our customer base and increased sales to our existing customers. Allowances for accounts receivable increased by $1.1 million during the three months ended March 31, 2009. The increase in payments received from customers in advance of when we recognized revenues was primarily driven by the overall growth in our business.
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
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our credit agreement entered into in December 2008, or the Credit Agreement, contains restrictive covenants relating to our capital raising activities and other financial and operational matters, including restrictions on the amount of capital expenditures in any one year, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, particularly in view of the uncertainty in the U.S. and global financial markets and corresponding liquidity crisis, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
     We used $18.8 million of net cash in investing activities during the three months ended March 31, 2009. This use of cash primarily resulted from $15.0 million to purchase investments, $5.6 million to purchase property and equipment and $3.1 million paid related to our prior acquisitions, net of cash acquired. This cash used in investing activities was partially offset by sales and maturity of investments of $5.0 million.
Financing Activities
     We generated $24.8 million of net cash from financing activities during the three months ended March 31, 2009, primarily from the issuance of common stock to WPP.
Other Factors Affecting Liquidity and Capital Resources
     In December 2008, we entered into the Credit Agreement that provided for a secured revolving credit facility in an amount of up to $35.0 million that is subject to a borrowing base formula and a secured term loan in an amount of $15.0 million. The revolving credit facility has sub limits for certain cash management services, interest rate and foreign exchange hedging arrangements, and for the issuance of letters of credit in a face amount up to $7.5 million. Upon execution of the Credit Agreement, we borrowed $15.0 million under the term loan. Letters of credit in the aggregate face amount of approximately $3.1 million have also been issued under the revolving credit facility.
     At our option, revolving loans and the term loan accrue interest at a per annum rate based on, either (1) the base rate plus a margin of 3.00%; or (2) the London Interbank Offered Rate, or LIBOR, plus a margin equal to 3.00%, but in no event less than 5.5%, in each case for interest periods of one, two or three months. The base rate is defined as the greatest of (i) 3.50% per annum, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the lender’s prime rate. At March 31, 2009, the $15.0 outstanding under the term loan accrued interest at a variable rate of 5.5%.

     We are also obligated to pay other customary servicing fees, letter of credit fees and unused line fees for a credit facility of this size and type.
     Revolving loans may be borrowed, repaid and reborrowed until December 24, 2012, at which time all amounts borrowed must be repaid. The term loan is repaid in quarterly principal payments in an amount equal to $0.4 million, with the remaining outstanding principal balance and all accrued and unpaid interest due on December 24, 2012. Accrued interest on the revolving loans and term loans is paid monthly, or with respect to revolving loans and term loans that are accruing interest based on the LIBOR rate, then at the end of the applicable LIBOR interest rate period.
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
     In August 2007, Visual Sciences entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, and the remaining $5.0 million of which must be paid by us in quarterly installments of $0.5 million beginning on March 31, 2008, of which $2.5 million had been paid as of March 31, 2009.
     On October 25, 2005, Visual Sciences, LLC (now known as Visual Sciences Technologies, LLC), which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.5 million of which was paid as of March 31, 2009, and the remaining $0.5 million of which must be paid in annual installments, which are capped at $0.2 million per year and calculated based on revenue of Visual Sciences, LLC products for each year.
     At March 31, 2009, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. During April 2009, $5.0 million in auction rate securities held by us at March 31, 2009, were fully redeemed at their par value. Because there is no assurance we will be able to liquidate our positions in the remaining $16.5 million of these securities within the next 12 months, we have classified this portion of our auction rate holdings as long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for these remaining securities, we determined there to be a temporary impairment in the value of these securities of $2.5 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at March 31, 2009. At March 31, 2009, we determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at March 31, 2009, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2042. Until the issuers of our remaining auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.

Acquisition of Touch Clarity Limited
     On March 1, 2007, we acquired all of the outstanding voting stock of Touch Clarity, a provider of enterprise on-demand automated onsite behavioral targeting and optimization solutions, based in London, England. The terms of the acquisition provided for the payment of up to $3.0 million in additional consideration, contingent upon the achievement of certain milestones during 2007. After determination of the actual milestones achieved in accordance with the acquisition agreement, we paid a total of $2.1 million in additional consideration in February 2009. This additional consideration, which was accrued for by us at December 31, 2008, increased the aggregate purchase price and goodwill. No further consideration is owed by us under the acquisition agreement after payment in February 2009 of the $2.1 million in additional consideration.
     At March 31, 2009, total restructuring charges associated with the Visual Sciences and Mercado acquisitions that had not yet been paid totaled $2.8 million, comprised primarily of excess facilities costs. We expect to pay all of these excess facilities restructuring charges by March 31, 2013.
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
Contractual Obligations and Future Cash Requirements
     During the three months ended March 31, 2009, we leased equipment under operating leases with total future minimum lease payments of $7.9 million.
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
     We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:
•	Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2007 was based on an average of the historical volatility of peer entities whose stock prices were publicly available. Effective January 1, 2008, we changed our methodology for estimating our volatility and now use a weighted-average volatility based on 50% of our actual historical volatility since our initial public offering in 2006 and 50% of the average historical stock volatilities of similar entities. Our calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. We continue to use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering in 2006. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense. For example, a 10% increase in our estimated volatility assumption from 60% to 70% would generally increase the value of a stock-based award and the associated stock-based compensation by approximately 13% if no other factors were changed.

•	The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2007, we calculated the expected term as the average of the contractual term and the vesting period. Effective January 1, 2008, we began calculating the expected term based on several factors surrounding our stock option awards, including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period. An increase in the expected term would result in an increase to our stock-based compensation expense. For example, an increase of 1 year in the expected term assumption from 4.8 to 5.8 years would generally increase the value of a stock-based award and the associated stock-based compensation by approximately 9% if no other factors were changed.

•	The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. An increase in the risk-free interest rate would result in an increase to our stock-based compensation expense.
     At March 31, 2009, there was $53.0 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $21.9 million of total unrecognized compensation cost related to unvested RSUs and RSAs. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 2.6 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 3.1 years.
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
     Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. We had an unrecognized tax benefit of $1.1 million at December 31, 2007 for research and development credits and upon the acquisition of Visual Sciences we assumed unrecognized tax benefits of $0.7 million, which Visual Sciences had previously recorded upon its adoption of FIN 48 during the year ended December 31, 2007. We have not incurred a material amount of interest or penalties through March 31, 2009. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We also do not anticipate any events that could cause a change to these uncertainties. Any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets these unrecognized tax benefits. We are subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2004 to 2008 remain open in various taxing jurisdictions.
     Our effective tax rates are primarily affected by the amount of our taxable income or losses in the various taxing jurisdictions in which we operate, the amount of federal and state net operating losses and tax credits, the extent to which we can utilize these net operating loss carryforwards and tax credits and certain benefits related to stock option activity.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FAS FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are currently evaluating the potential impact the adoption of these FSPs will have on our consolidated financial statements.
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
     During the three months ended March 31, 2009, we entered into foreign currency forward contracts to limit our foreign currency transaction gains and losses primarily related to cash and accounts receivable balances denominated in certain foreign currencies. These forward contracts were not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. During the three months ended March 31, 2009, we recognized $0.3 million in realized gains and $0.8 million in unrealized losses associated with these forward contracts. We expect to continue utilizing foreign currency forward contracts to limit our exposure to foreign currency fluctuations. Although the use of foreign currency forward contracts generally reduces the impact on our statement of operations from changes in currency exchange rates, it does not entirely eliminate the impact of such changes. In the future, we may also choose to increase our use of foreign currency forward contracts to limit foreign currency exposures associated with our revenues and operating expenses denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $85.9 million and short-term investments totaling $25.0 million at March 31, 2009. The cash and cash equivalents were invested primarily in U.S. treasury bills, money market funds and high-quality commercial paper with original maturities of less than 90 days. Our short-term investments were invested in U.S. treasury bills, auction rate securities and high-quality commercial paper with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.
     At March 31, 2009, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. During April 2009, $5.0 million in auction rate securities held by us at March 31, 2009 were fully redeemed at their par value. Because there is no assurance we will be able to liquidate our positions in the remaining $16.5 million of these securities within the next 12 months, we have classified this portion of our auction rate holdings as long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for these remaining securities, we determined there to be a temporary impairment in the value of these securities of $2.5 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at March 31, 2009. At March 31, 2009, we determined the impairment to be temporary, because we believe these securities will ultimately be sold at their par values, and at March 31, 2009, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2042. Until the issuers of our remaining auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
ITEM 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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

(b) Changes in internal control over financial reporting
          There has been no change in our internal controls over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Generally, we are involved in various legal proceedings arising from the normal course of business activities. In accordance with SFAS No. 5, Accounting Contingencies, we make a provision for liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. We conduct quarterly reviews of any legal proceedings in which we are involved to determine the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case to assess whether any provisions are required to reflect the impacts. We do not believe that ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, litigation is inherently unpredictable, and depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period. Also see risk factors “If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed” and “The success of our business depends in large part on our ability to protect and enforce our intellectual property rights” in Part II. Item 1A of this quarterly report on Form 10-Q.
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
     We have incurred significant losses in recent periods, including net losses of $7.7 million in 2006, $9.4 million in 2007, $44.8 million in 2008 and $8.1 million for the three months ended March 31, 2009, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization, as well as stock-based compensation expense associated with the issuance of stock awards and amortization of intangible assets acquired in our acquisitions. At March 31, 2009, we had an accumulated deficit of $101.2 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, over time we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for continued international expansion, increasing our sales force, expansion of our infrastructure to manage our growth and increased complexity of our business, investments to acquire and integrate companies and technologies, the development of new services and general and administrative expenses. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, we expect our rate of revenue growth to decline in future periods, and our revenues could also decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     The current economic downturn and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business and our financial results. If economies in the U.S. and internationally remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals of our online business optimization services, as customers delay or defer buying or renewal decisions and as consumers curtail their level of online spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services, automotive and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us, to delay payments for our services beyond the stated payment terms or even to go out of business. As a result, we cannot predict what impact the current economic downturn and uncertainty of the financial markets will have on our business, but expect that such events may have an adverse effect on our business and our financial results in the current quarter and future periods.
We have derived a majority of our subscription revenues from sales of our Omniture SiteCatalyst service. If our Omniture SiteCatalyst service is not widely accepted by new customers, our operating results will be harmed.
     We derive a majority of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive a majority of our revenues from our Omniture SiteCatalyst service in the future. Omniture SiteCatalyst was responsible for 78%, 64% and 60% of our total revenue during 2007, 2008 and for the three months ended March 31, 2009, including revenues from Omniture SiteCatalyst HBX, respectively. In 2007, 2008 and the three months ended March 31, 2009, 22%, 36% and 40% of our revenue, respectively, was derived from products and services other than our Omniture SiteCatalyst service. As a result, we expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst service for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed. Further, if our Omniture SiteCatalyst service experiences unanticipated pricing pressure, our revenues and margins may be adversely affected.
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
     To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses and made investments in connection with the internal development and acquisition of new products or services, such as Omniture Genesis, Omniture Test&Target, Omniture Discover, Omniture Discover OnPremise, Omniture Discover OnPremise for Retail, Omniture Merchandising, Omniture SiteSearch, Omniture Survey and Omniture Recommendations, that are integrated into our Omniture Online Marketing Suite. Many of these products or services have only recently been commercially introduced by us and we may have difficulty selling these products to new and existing customers and these products or services may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.
If we do not successfully integrate our recent acquisitions, or if we do not otherwise achieve the expected benefits of the acquisitions, our growth rate may decline and our operating results may be materially harmed.
     Since 2007, we have acquired five businesses. If we fail to successfully integrate the business and operations of these acquired companies and assets, we may not realize the potential benefits of those acquisitions. The integration of these acquisitions, particularly the integration of the Visual Sciences acquisition, will be a time-consuming and expensive process, has resulted in the incurrence of significant ongoing expenses, including the addition of a number of personnel to manage and oversee our integration efforts, and may disrupt our operations if it is not completed in a timely and efficient manner. If our integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of these acquisitions. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter difficulties, costs and delays involved in integrating these operations, including the following:
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
     Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate charges that can have an adverse effect on our results of operations as a result of write-offs for items such as impairment of in-process research and development, acquired intangible assets, goodwill, the recording of stock-based compensation and transaction-related costs and restructuring charges associated with these acquisitions. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions and acquisitions of companies with significant international operations, such as our two recent European acquisitions and our acquisition of Visual Sciences, as well as our recent acquisition of certain assets, some of which are located in Israel, from Mercado, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:
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
     We compete in a rapidly evolving and highly competitive market. A significant portion of our business competes with third-party, on-demand services, software vendors and online marketing service providers, as well as multivariate testing providers, intra-site search vendors, merchandising solutions providers, channel analytics providers, product recommendations providers and survey providers.
     Our current principal competitors include:
•	companies, such as Coremetrics, Inc., Google Inc., Microsoft Corporation, Nedstat Ltd., Yahoo! Inc. (which has acquired Tensa Kft., more commonly known as IndexTools) and WebTrends Inc. that offer on-demand services;

•	software vendors, such as Epiphany, Inc. (acquired by SSA Global, which is now owned by Infor), Nielsen/NetRatings, a part of the Nielsen Online Unit of the Nielsen Company, Unica Corporation (which acquired Sane Solutions, LLC) and SAS Institute, Inc.;

•	online marketing service providers, such as aQuantive, Inc. (acquired by Microsoft), DoubleClick Inc. (acquired by Google) and 24/7 Real Media, Inc. (acquired by WPP);

•	multivariate testing providers, such as Optimost LLC (acquired by Interwoven, which was acquired by Autonomy Corporation plc), Memetrics (acquired by Accenture), Kefta, Inc. (acquired by Acxiom Digital) and [x + 1], Inc.;

•	intra-site search vendors, such as Autonomy Corporation plc, Endeca Technologies Inc., FAST Search and Transfer ASA (acquired by Microsoft) and Google;

•	merchandising solutions providers such as Endeca (ThanxMedia), Celebros Ltd, SLI Systems, Nextopia Software Corporation and Fredhopper;

•	channel analytics providers, such as Truviso, Inc., Clickfox, Inc., Qliktech International AB and Aster Data Systems, Inc.;

•	product recommendations providers, such as Aggregate Knowledge, Inc., Baynote, Inc., Certona Corporation, Rich Relevance, Inc. and Amadesa, Inc.; and

•	survey providers such as OpinionLab, Inc., iPerceptions, Inc. and Foresee Results, Inc.
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
     We primarily host our services, and serve our customers from 23 third-party data center facilities located in the United States, Europe and Australia. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Some of our data center facility agreements require that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. In addition, data centers suitable for the hosting of our services have become limited in supply and availability and, in the future, it may be difficult to obtain additional data center capacity and related hardware to accommodate our growth or we may be required to incur significant expenditures to acquire or develop capacity that meets our future needs. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged or may be required to incur significant expenditures, either of which scenario would adversely impact our financial condition or operating results.
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
     We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. Our total number of full-time employees increased from 353 at December 31, 2006 to 1,204 at March 31, 2009. In addition, during this same period, we made substantial investments in our network infrastructure operations, research and development and sales and marketing as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies and two companies based in the United States, one of which in particular had significant international reach in its operations, as well as certain of the assets of an additional business, many of which were located in Israel. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has resulted in increased responsibilities and has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources and will result in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed. If we are unable to otherwise manage our growth successfully, we may experience unanticipated business problems or service delays or interruptions, which may damage our reputation or adversely affect the operating results of our business.
Failure to cost-effectively utilize and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our services.
     Increasing our customer base and profitably achieving broader market acceptance of our services will depend to a significant extent on our ability to cost-effectively improve the effectiveness of and expand our sales and marketing operations and our ability to effectively consolidate our sales channels to achieve efficiencies. We expect to be substantially dependent on our direct sales force to obtain new customers. We have recently significantly expanded the size of our direct sales force and plan in the near future to consolidate our sales channels to increase efficiency and in the long term to continue to incrementally expand our direct sales force both domestically and internationally over time. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenues in the future will depend, in large part, on our effectively utilizing our existing direct sales force and our success in recruiting, training and retaining sufficient numbers of direct sales personnel over time. Moreover, new hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our recent hires, sales personnel added through our recent business acquisitions and future planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenues and we are unable to achieve the efficiencies we anticipate.
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
     The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violate such third parties’ patent rights. For example, we are aware that several of our customers have received letters from third parties alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. Some of these customers have requested that we indemnify them against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreement with them or third parties may make claims directly against us. These types of correspondence and future claims could harm our relationships with our customers and might deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.
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
     Our success and future growth depends to a significant degree on the skills and continued services of our management team. Our future success also depends on our ability to attract and retain and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team. Our employees work for us on an at-will basis, however, the laws of some of the international jurisdictions where we have employees may require us to make statutory severance payments in the event of termination of employment. Over time, we generally plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.
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
     A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, on December 16, 2004, FASB issued SFAS No. 123R. SFAS No. 123R, which we adopted on January 1, 2006, requires that employee stock-based compensation be measured based on its fair value on the grant date and treated as an expense that is reflected in the financial statements over the related service period. As a result of SFAS No. 123R, our results of operations in 2006, 2007, 2008 and 2009 reflect expenses that are not reflected in prior periods, potentially making it more difficult for investors to evaluate our 2006, 2007, 2008 and 2009 results of operations relative to prior periods.
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
     Although we believe that our efforts will enable us to remain compliant under SOX 404, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” Any failure to adequately maintain effective internal control over our financial reporting, or consequently our inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.
Our investments in auction rate securities are subject to risks which may adversely affect our liquidity and cause losses.
     At March 31, 2009, we held AAA-rated municipal note investments with par values totaling $21.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. During April 2009, $5.0 million in auction rate securities held by us at March 31, 2009, were fully redeemed at their par value. Because there is no assurance we will be able to liquidate our positions in the remaining $16.5 million of these securities within the next 12 months, we have classified this portion of our auction rate holdings as long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for these remaining securities, we determined there to be a temporary impairment in the value of these securities of $2.5 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at March 31, 2009. At March 31, 2009, we determined the impairment to be temporary because we believe these securities will ultimately be sold at their par values, and at March 31, 2009, we believe we have the ability and the intent to hold them until such time, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2042. Until the issuers of our remaining auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
Our net operating loss carryforwards may expire unutilized, which could prevent us from offsetting future taxable income.
     During 2008, we utilized $23.4 million in net operating loss carryforwards to reduce our provision for income taxes for the year. We may utilize additional net operating loss carryforwards to reduce our 2009 provision for income taxes. At December 31, 2008, we had approximately $102.9 million in net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2020, and approximately $2.5 million in federal tax credit carryforwards, which will begin to expire in 2020. These carryforwards will be subject to annual limitations that result in their expiration before some portion of them has been fully utilized. For fiscal years beginning on or after January 1, 2008, through years ending on December 31, 2009, the state of California suspended the utilization of net operating loss carryforwards by taxpayers to reduce their state income taxes. Changes in ownership have occurred that have resulted in limitations in our net operating loss carryforwards under Section 382 of the Internal Revenue Code. As a result of these Section 382 limitations, we can only utilize a portion of the net operating loss carryforwards that were generated prior to the ownership changes to offset future taxable income generated in U.S. federal and state jurisdictions. At December 31, 2008, we also had approximately $25.0 million in net operating loss carryforwards in the United Kingdom, part or all of which may not be available to reduce our future taxable income in the United Kingdom should there be a change in the nature or conduct of our business in the

United Kingdom within the three years subsequent to the date of our acquisition of Touch Clarity. In addition, the timing of when we achieve profitability, if ever, and the dollar amount of such profitability will impact our ability to utilize these net operating loss carryforwards. We may not be able to achieve sufficient profitability to utilize some or all of our net operating loss carryforwards prior to their expiration.
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
     The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations have in the past and may in the future adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through May 6, 2009. Factors that could cause fluctuations in the trading price of our common stock include the following:
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the closing of our acquisition of Touch Clarity in March 2007, the holders of certain options to purchase Touch Clarity common stock outstanding at the time of the closing of the acquisition received replacement options to purchase shares of Omniture common stock, or Touch Clarity Transaction Options, based on an option exchange ratio. During the three months ended March 31, 2009, we issued 1,070 shares of Omniture common stock, or Touch Clarity Transaction Shares, to a non-employee service provider of Omniture in connection with the exercise of certain Touch Clarity Transaction Options with a weighted average exercise price of $0.94 per share. The Touch Clarity Transaction Shares were not registered under the Securities Act of 1933, as amended, or the Securities Act. Based, in part, upon representations and warranties made to Omniture by the holder of Touch Clarity Transaction Options, the issuance of the Touch Clarity Transaction Shares described above either involved an offer and sale to a non-U.S. person in an offshore transaction which was determined to be exempt from registration in accordance with Regulation S under the Securities Act, or was exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.
Stock Repurchases
     During the three months ended March 31, 2009, we repurchased the following shares of common stock in connection with certain employee restricted stock awards issued under the WebSideStory, Inc. 2004 Equity Incentive Award Plan that we assumed in connection with our acquisition of Visual Sciences:

	Total		Total Number of Shares	Maximum Number of
	Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased under
Period	Purchased (1)	Paid per Share	Plans or Programs	the Plans or Programs
January 1-January 31, 2009	495	$0.002	—	—
February 1- February 28, 2009	—	—	—	—
March 1-March 31, 2009	—	—	—	—

Total	495	$0.002

(1)	The shares included in the table above were repurchased in connection with our exercise of the repurchase right afforded to us upon the cessation of employment of employees holding unvested restricted stock awards were repurchased at the original purchase price of $0.002 per share.
     For the majority of the restricted stock units that vested during the three months ended on March 31, 2009, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the tables above.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.

ITEM 6. Exhibits
     The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	December 16, 2008

4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3	Common Stock Purchase Agreement, dated as of January 27, 2009, by and among, the Registrant, WPP Luxembourg Gamma Three Sarl and, solely with respect to Sections 5.2 and 8 thereof, WPP Group USA, Inc.	8-K	000-52076	4.1	January 29, 2009

10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3	2006 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.3	February 27, 2009

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6A	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

10.9	2007 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.9	February 27, 2009

10.10	2008 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.10	February 27, 2009

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.15	February 27, 2009

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008

10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.22	February 27, 2009

10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor, as amended	10-K	000-52076	10.23	February 27, 2009

10.24	Change of Control Agreement between Registrant and Michael S. Herring, as amended	10-K	000-52076	10.24	February 27, 2009

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

10.29	Sublease dated as of August 25, 2008 and Amendment to Sublease dated as of October 31, 2008 between Registrant and The Active Network, Inc.	10-K	000-52076	10.29	February 27, 2009

10.30	Credit Agreement, dated as of December 24, 2008, by and among, the Recipient, each of the lenders party thereto from time to time and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent					X

10.31	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences, Inc. in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.2	December 31, 2008

10.32	General Continuing Guaranty, dated as of December 24, 2008, executed by Offermatica Corporation in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.3	December 31, 2008

10.33	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences Technologies, LLC in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.4	December 31, 2008

10.34	Security Agreement, dated as of December 24, 2008, by and among, the Grantors party thereto from time to time and Wells Fargo Foothill, LLC, as Administrative Agent	8-K	000-52076	10.5	December 31, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)
Date: May 7, 2009	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	/s/ Michael S. Herring
Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	December 16, 2008

4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3	Common Stock Purchase Agreement, dated as of January 27, 2009, by and among, the Registrant, WPP Luxembourg Gamma Three Sarl and, solely with respect to Sections 5.2 and 8 thereof, WPP Group USA, Inc.	8-K	000-52076	4.1	January 29, 2009

10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3	2006 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.3	February 27, 2009

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6A	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

10.9	2007 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.9	February 27, 2009

10.10	2008 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.10	February 27, 2009

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.15	February 27, 2009

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008

10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.22	February 27, 2009

10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor, as amended	10-K	000-52076	10.23	February 27, 2009

10.24	Change of Control Agreement between Registrant and Michael S. Herring, as amended	10-K	000-52076	10.24	February 27, 2009

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

10.29	Sublease dated as of August 25, 2008 and Amendment to Sublease dated as of October 31, 2008 between Registrant and The Active Network, Inc.	10-K	000-52076	10.29	February 27, 2009

10.30	Credit Agreement, dated as of December 24, 2008, by and among, the Recipient, each of the lenders party thereto from time to time and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent					X

10.31	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences, Inc. in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.2	December 31, 2008

10.32	General Continuing Guaranty, dated as of December 24, 2008, executed by Offermatica Corporation in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.3	December 31, 2008

10.33	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences Technologies, LLC in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.4	December 31, 2008

10.34	Security Agreement, dated as of December 24, 2008, by and among, the Grantors party thereto from time to time and Wells Fargo Foothill, LLC, as Administrative Agent	8-K	000-52076	10.5	December 31, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.