Form 10-Q
period 2009-06-30
Omniture, Inc.
filed 2009-08-06
CIK 1357525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 77,045,826 shares of the Registrant’s common stock, par value $0.001 per share, outstanding on August 3, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
OMNITURE, INC.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31,	June 30,
	2008	2009
Assets:
Current assets:
Cash and cash equivalents	$67,020	$86,912
Short-term investments	9,997	29,973
Accounts receivable, net of allowances of $9,884 and $11,642 at December 31, 2008 and June 30, 2009, respectively	106,810	119,053
Prepaid expenses and other current assets	10,369	9,858

Total current assets	194,196	245,796
Property and equipment, net	61,482	59,135
Intangible assets, net	137,505	120,941
Goodwill	427,565	426,676
Long-term investments	18,136	13,993
Other assets	3,316	3,041

Total assets	$842,200	$869,582

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$7,662	$6,500
Accrued liabilities	41,179	35,616
Current portion of deferred revenues	101,728	113,564
Current portion of notes payable	1,617	1,958
Current portion of capital lease obligations	150	88

Total current liabilities	152,336	157,726
Deferred revenues, less current portion	10,222	6,976
Notes payable, less current portion	13,528	12,750
Capital lease obligations, less current portion	79	48
Other liabilities	8,467	7,921
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	73	76
Additional paid-in capital	754,151	793,345
Deferred stock-based compensation	(366)	(80)
Accumulated other comprehensive loss	(3,256)	(3,085)
Accumulated deficit	(93,034)	(106,095)

Total stockholders’ equity	657,568	684,161

Total liabilities and stockholders’ equity	$842,200	$869,582

See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Revenues:
Subscription, license and maintenance	$64,601	$77,349	$121,770	$154,340
Professional services and other	7,019	10,223	13,063	20,389

Total revenues	71,620	87,572	134,833	174,729
Cost of revenues:
Subscription, license and maintenance	27,071	32,748	50,864	63,916
Professional services and other	3,627	4,141	6,761	8,564

Total cost of revenues	30,698	36,889	57,625	72,480

Gross profit	40,922	50,683	77,208	102,249
Operating expenses:
Sales and marketing	32,170	33,413	63,386	70,915
Research and development	8,849	8,946	18,650	18,126
General and administrative	11,815	11,857	22,629	23,407

Total operating expenses	52,834	54,216	104,665	112,448

Loss from operations	(11,912)	(3,533)	(27,457)	(10,199)
Interest income	343	67	1,291	192
Interest expense	(230)	(324)	(457)	(680)
Other income (expense), net	47	(551)	44	(1,253)

Loss before income taxes	(11,752)	(4,341)	(26,579)	(11,940)
(Benefit from) provision for income taxes	(5,291)	538	(7,176)	1,121

Net loss	$(6,461)	$(4,879)	$(19,403)	$(13,061)

Net loss per share, basic and diluted	$(0.09)	$(0.06)	$(0.28)	$(0.17)

Weighted-average number of shares, basic and diluted	71,720	76,286	70,450	75,668
See accompanying notes to the condensed consolidated financial statements.

OMNITURE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months
	Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(19,403)	$(13,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,400	30,064
Stock-based compensation	17,302	14,459
Other non-cash transactions	(7,921)	(32)
Gain from reduction in acquisition-related tax liabilities	(252)	—
Loss on foreign currency forward contracts, net	—	1,787
Changes in operating assets and liabilities:
Accounts receivable, net	(27,703)	(11,709)
Prepaid expenses and other assets	2,009	893
Accounts payable	6,224	(1,254)
Accrued and other liabilities	(2,011)	(1,010)
Deferred revenues	36,966	7,891

Net cash provided by operating activities	31,611	28,028

Cash flows from investing activities:
Purchases of investments	(19,831)	(39,938)
Proceeds from sales of investments	36,970	5,000
Proceeds from maturities of investments	5,000	20,000
Purchases of property and equipment	(28,002)	(11,590)
Purchases of intangible assets	(2,874)	(458)
Foreign currency forward contracts	—	(2,168)
Business acquisitions, net of cash acquired	(59,721)	(3,589)

Net cash used in investing activities	(68,458)	(32,743)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,081	915
Proceeds from employee stock purchase plan	125	196
Proceeds from issuance of common stock	—	25,000
Repurchases of vested restricted stock	(963)	(1,103)
Proceeds from issuance of notes payable, net of issuance costs	8,006	(51)
Principal payments on notes payable and capital lease obligations	(6,269)	(539)

Net cash provided by financing activities	6,980	24,418
Effect of exchange rate changes on cash and cash equivalents	195	189

Net (decrease) increase in cash and cash equivalents	(29,672)	19,892
Cash and cash equivalents at beginning of period	77,765	67,020

Cash and cash equivalents at end of period	$48,093	$86,912

See accompanying notes to the condensed consolidated financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of Business and Basis of Presentation
Description of Business
     Omniture, Inc. (the “Company”) was incorporated in Delaware in August 1999 and has its principal offices located in Orem, Utah. The Company began providing its enterprise on-demand online business optimization services in February 2001. The Company is a leading provider of online business optimization products and services, which it delivers through the Omniture Online Marketing Suite. The Company’s customers use its products and services to manage and enhance online, offline and multi-channel business initiatives. The Omniture Online Marketing Suite, which is hosted and delivered to customers on-demand and as an on-premise solution, consists of an open business analytics platform and an integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. The Omniture Online Marketing Suite consists of Omniture SiteCatalyst, the Company’s core product offering, Omniture DataWarehouse, Omniture Discover, Omniture Genesis, Omniture SearchCenter, Omniture Test&Target, Omniture SiteSearch, Omniture Merchandising, Omniture Recommendations and Omniture Survey services and Omniture Insight (formerly known as Discover OnPremise) and Omniture Insight for Retail (formerly known as Discover OnPremise for Retail) software.
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009, or any other period.
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
Subsequent Events
     We have evaluated subsequent events through August 6, 2009, the date the financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end or historical rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses), including intercompany foreign currency transactions that are of a long-term-investment nature, are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Net foreign currency losses are included in other expense, net in the accompanying condensed consolidated statements of operations.
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
Comprehensive Loss
     Comprehensive loss is equal to net loss plus other comprehensive income (loss). Other comprehensive income (loss) includes changes in stockholders’ equity that are not the result of transactions with stockholders. The following table sets forth the calculation of comprehensive loss (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Net loss	$(6,461)	$(4,879)	$(19,403)	$(13,061)
Net foreign currency translation gain (loss)	38	(392)	326	(687)
Reclassification adjustment for realized gain on available-for-sale securities	3	—	(15)	—
Unrealized gain (loss) on available-for-sale securities	(207)	11	(1,086)	862
Other	—	(16)	—	(4)

Comprehensive loss	$(6,627)	$(5,276)	$(20,178)	$(12,890)

Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FAS FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, on January 1, 2009, the Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued three FAS FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. All of these FSPs are effective for the Company beginning April 1, 2009. As a result of the adoption of these FSPs, the Company has included the appropriate disclosures in its consolidated financial statements. These FSPs did not have a material impact on the Company’s financial results.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification™ (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
contained in the Codification carries an equal level of authority. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
2. Acquisitions
Touch Clarity Limited
     In 2007, the Company acquired Touch Clarity Limited (“Touch Clarity”). The terms of the acquisition provided for the payment of up to $3,000,000 in additional consideration during 2008, contingent upon the achievement of certain milestones during 2007. In 2008, it was determined that the actual milestones had been achieved in accordance with the acquisition agreement. As a result, the Company accrued a total of $2,124,000 in additional consideration at December 31, 2008, which increased the aggregate purchase price and goodwill. The Company paid the $2,124,000 during the six months ended June 30, 2009.
Visual Sciences, Inc.
     In January 2008, the Company acquired all of the outstanding voting stock of Visual Sciences, Inc. (“Visual Sciences”) a provider of on-demand Web analytics applications. The aggregate purchase price was approximately $447,270,000, which consisted of (1) the issuance of 10,265,449 shares of the Company’s common stock upon closing of the acquisition, valued at approximately $354,846,000, net of issuance costs, (2) cash consideration of approximately $50,069,000 paid upon closing of the acquisition, (3) the fair value of assumed Visual Sciences stock options of $15,251,000, (4) acquisition-related costs, (5) restructuring charges and (6) a $2,250,000 license payment to NetRatings, Inc. (“NetRatings”) in accordance with a settlement and patent cross-license agreement entered into by Visual Sciences with NetRatings in August 2007. The fair value of the 10,265,449 shares of common stock was determined based on the average closing price of the Company’s common stock during the period two days before and two days after the terms of the acquisition were agreed to and announced. Acquisition-related costs for the Visual Sciences acquisition totaled $17,422,000, of which $16,000 were unpaid at June 30, 2009.
     The estimated restructuring charges recorded in conjunction with the acquisition totaled $7,432,000 and related to 1) severance payments and severance-related benefits associated with the termination of approximately 70 Visual Sciences employees from all functions within the business made redundant by the acquisition and 2) estimated excess facilities costs resulting from the employee terminations included in this restructuring. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill. Future increases to the estimates of the restructuring plan will be recorded as an adjustment to operating expenses. The following table summarizes the activity related to the Visual Sciences restructuring (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance at December 31, 2008	$265	$2,164	$2,429
Costs accrued(1)	—	801	801
Cash payments(2)	(24)	(834)	(858)
Accrual releases(1)	(240)	(482)	(722)
Non-cash charges(3)	—	(144)	(144)

Balance at June 30, 2009	$1	$1,505	$1,506

(1)	Recorded to goodwill and included as a component of the aggregate purchase price of the Visual Sciences acquisition.

(2)	Cash payments are net of cash receipts from the sublease of excess facilities.

(3)	Non-cash charges consist of write-offs of leasehold improvements related to excess facilities.
Mercado Asset Acquisition
     On November 5, 2008, the Company acquired certain assets, including intellectual property and other business assets, of Mercado Software Ltd. (“Mercado”), a leading search and merchandising solution provider. The preliminary aggregate purchase price was

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
approximately $8,477,000, which consisted of (1) cash consideration of approximately $6,643,000, (2) restructuring charges and (3) acquisition-related costs. The determination of the final purchase price is subject to potential adjustments, including finalization of acquisition-related costs. The Company does not expect any changes to the purchase price allocation to materially increase or decrease operating and amortization expenses, but they may have a material effect on the amount of recorded goodwill.
     The estimated restructuring charges recorded in conjunction with the acquisition totaled $1,389,000 and related to 1) severance payments and severance-related benefits associated with the termination of Mercado employees from all functions within the business made redundant by the acquisition and 2) estimated excess facilities costs resulting from the employee terminations included in this restructuring. These restructuring charges were accounted for in accordance with EITF Issue No. 95-3. Estimates associated with the Company’s restructuring accrual primarily relate to lease loss assumptions associated with excess facilities. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting allocation period and as an adjustment to operating expenses thereafter.
     The following table summarizes the activity related to the Mercado restructuring (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance at December 31, 2008	$79	$1,229	$1,308
Costs accrued(1)	—	7	7
Cash payments	(68)	(249)	(317)
Accrual releases(1)	—	(185)	(185)
Non-cash charges	(11)	—	(11)

Balance at June 30, 2009	$—	$802	$802

(1)	Recorded to goodwill and included as a component of the aggregate purchase price of the Mercado acquisition.

(2)	Included as a component of the aggregate purchase price of the Mercado acquisition. Amounts primarily relate to an increase in expected sublease income from excess facilities.
Pro Forma Information
     The following unaudited pro forma information presents the condensed consolidated results of operations of the Company, Visual Sciences and Mercado as if these acquisitions had occurred on January 1, 2008 (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Revenues	$79,672	$87,919	$142,013	$175,688
Loss from operations	(10,348)	(3,186)	(37,958)	(9,240)
Net loss	(5,320)	(4,532)	(30,860)	(12,102)
Net loss per share, basic and diluted	$(0.07)	$(0.06)	$(0.43)	$(0.16)
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

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
Warrants
     Concurrent with the execution of the Purchase Agreement, the Company and WPP USA also entered into an Enterprise Channel Partner Agreement (the “Enterprise Agreement”), which specifies the terms under which WPP will resell and market the Company’s online business optimization services. In the event WPP USA achieves certain performance milestones under the Enterprise Agreement, the Company will issue to WPP a warrant (the “Warrant”) to purchase a number of shares of the Company’s common stock to be determined by dividing an amount ranging from $0 to $10,000,000, with the exact amount to be based on WPP USA’s achievement of certain performance milestones under the Enterprise Agreement, by the exercise price per share of the Warrant. The exercise price of the Warrant equals the arithmetic average of the daily volume weighted-average prices of the Company’s common stock for the five consecutive trading days immediately prior to April 15, 2010. The Enterprise Agreement contemplates that if the performance milestones are met, the Warrant will be issued on or around April 15, 2010, and will be subject to periodic vesting over a period of 21 months following its issuance, so long as the Enterprise Agreement remains in effect, subject to certain exceptions. As of June 30, 2009, the Company did not record any expense associated with the Warrant because management does not believe the recognition criteria for recording an expense under applicable accounting guidance has yet been met. At each balance sheet date, the Company will reassess the likelihood of WPP achieving the performance milestones. If the Company determines at that time that it is likely the milestones will be achieved, the fair value of the warrant will be amortized as a reduction to revenues over the period the warrant is earned beginning on the date of the Enterprise Agreement.
Equity Incentive Plans
     On January 1, 2009, the number of authorized shares of common stock available for issuance under the Omniture, Inc. 2006 Equity Incentive Plan (the “2006 Plan”) was increased by 3,648,724 in accordance with the provisions of the 2006 Plan with respect to annual increases of the number of shares of common stock available for issuance under the 2006 Plan. At June 30, 2009, a total of 4,772,104 shares of common stock were available for grant under the Company’s equity incentive plans.
Employee Stock Purchase Plan
     During the six months ended June 30, 2009, the Company issued 20,966 shares of common stock under the 2006 employee stock purchase plan. At June 30, 2009, a total of 1,542,656 shares of common stock were reserved for future issuance under this plan.
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
     During the three months ended June 30, 2008 and 2009, the Company recorded compensation expense related to these stock option awards totaling $6,412,000 and $5,478,000, respectively, and $11,660,000 and $10,951,000 during the six months ended June 30, 2008 and 2009, respectively. At June 30, 2009, there was $48,281,000 of total unrecognized compensation cost related to these unvested stock option awards. This unrecognized compensation cost is equal to the fair value of awards expected to vest and will be recognized over a weighted-average period of 3.3 years.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     The fair value of stock option awards granted during the six months ended June 30, 2008 and 2009 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

	Six Months
	Ended June 30,
	2008	2009
Expected volatility	52%-53%	60%
Expected term (in years)	3.8	4.8
Risk-free interest rate	2.1%-3.2%	1.7%-2.5%
Expected dividends	—	—
Stock Option Exchange
     On June 15, 2009, the Company completed a stock option exchange program (the “Exchange Offer”). Pursuant to the Exchange Offer, eligible employees tendered, and the Company accepted for cancellation, eligible options to purchase 4,388,243 shares of the Company’s common stock from 410 participants, representing approximately 66% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer.
     On June 15, 2009, the Company granted new options to eligible employees to purchase 3,109,238 shares of common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the new options granted in the Exchange Offer was $12.99, the closing price of the Company’s common stock on June 15, 2009 as reported by the Nasdaq Global Select Market. For all employees other than executive officers, the new options will vest monthly beginning on June 15, 2009 over a period ranging from 36 to 48 months, and have expiration dates of 5 years from June 15, 2009. The new options issued to executive officers will vest monthly beginning on June 15, 2009 over a period ranging from 48 to 60 months, and have expiration dates of 7 years from June 15, 2009.
     The Company will not record additional compensation cost related to the exchange as the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. The Company will recognize the remaining unamortized compensation cost related to the exchanged options over the vesting period of the new options. At June 30, 2009, there was $27,712,000 of total unrecognized compensation cost related to these new options. This unrecognized compensation cost is equal to the fair value of the new options expected to vest and will be recognized over a weighted-average period of 3.9 years.
Stock Option Activity
     The following table summarizes stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2009:

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Shares Subject	Average	Contractual	Aggregate
	to Outstanding	Exercise Price	Term	Intrinsic
	Equity Awards	Per Share	(in Years)	Value(4)
				(in thousands)
Outstanding at December 31, 2008	12,209,110	$14.80
Granted(1)	4,435,488	12.45
Exercised	(523,377)	1.75
Canceled(2)	(4,601,970)	22.11

Outstanding at June 30, 2009	11,519,251	11.56	6.7	$34,137

Vested and expected to vest at June 30, 2009(3)	8,745,294	13.87	7.2	10,310

Exercisable at June 30, 2009	4,593,915	10.16	5.7	25,480

(1)	Includes 3,109,238 shares granted in connection with the Exchange Offer on June 15, 2009.

(2)	Includes 4,388,243 shares cancelled in connection with the Exchange Offer on June 15, 2009.

(3)	Includes only stock option awards granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.

(4)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of the Company’s common stock at June 30, 2009.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     Additional information related to stock option activity under the Company’s equity incentive plans during the six months ended June 30, 2008 and 2009 was as follows:

	Six Months
	Ended June 30,
	2008		2009
Weighted-average, grant-date fair value of stock options granted	$10.57	(1)	$5.68	(4)
Weighted-average exercise price of stock options granted	23.68	(1)	12.45
Aggregate intrinsic value of stock options exercised (in thousands)(2)	33,028		6,141
Weighted-average, grant-date fair value of stock options forfeited(3)	$11.42		$10.64
Number of stock options forfeited(3)	703,227		4,551,625

(1)	Includes the stock options assumed in connection with the acquisition of Visual Sciences that had a weighted-average fair value of $11.93 and a weighted-average exercise price of $23.91.

(2)	The aggregate intrinsic value of stock option awards exercised is measured as the difference between the exercise price and the market price of the Company’s common stock at the date of exercise.

(3)	Includes only stock options granted on or after January 1, 2006, which are subject to the provisions of SFAS No. 123R and stock options assumed or substituted in connection with business acquisitions.

(4)	Excludes 3,109,238 shares granted in connection with the Exchange Offer on June 15, 2009.
Deferred Stock-based Compensation
     Prior to January 1, 2006, the Company recorded deferred stock-based compensation in the amount by which the exercise price of a stock option was less than the deemed fair value of the Company’s common stock at the date of grant. The Company recorded stock-based compensation expense related to these stock options of $196,000 and $109,000 for the three months ended June 30, 2008 and 2009, respectively, and $401,000 and $280,000 for the six months ended June 30, 2008 and 2009, respectively. At June 30, 2009, $80,000 of deferred stock-based compensation remained on the accompanying condensed consolidated balance sheet.
Restricted Stock Units and Restricted Stock Awards
     The following table summarizes activity during the six months ended June 30, 2009 related to restricted stock units (“RSUs”) and restricted stock awards (“RSAs”):

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested RSUs and RSAs at December 31, 2008	984,997	$24.44
Granted	464,500	10.98
Vested	(273,223)	24.77
Forfeited	(32,392)	29.21

Unvested RSUs and RSAs at June 30, 2009	1,143,882	18.76

     During the three months ended June 30, 2008 and 2009, the Company recorded stock-based compensation expense related to RSUs and RSAs of $1,543,000 and $1,502,000, respectively, and $5,241,000 and $3,227,000 for the six months ended June 30, 2008 and 2009, respectively. The total fair value of shares vested during the three months ended June 30, 2008 and 2009, related to RSUs and RSAs was $622,000 and $3,232,000, respectively. The total fair value of shares vested during the six months ended June 30, 2008 and 2009, related to RSUs and RSAs was $3,390,000 and $6,769,000, respectively. At June 30, 2009, there was $20,919,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 2.9 years.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
Repurchases of Vested Restricted Stock
     The Company’s equity incentive plans provide that employees can elect to forfeit vested shares of restricted stock to pay for the minimum statutory tax withholding obligations related to the vesting of RSAs and RSUs. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such elections by the Company’s employees, during the six months ended June 30, 2009, the Company effectively repurchased a total of 101,821 shares of common stock. The Company has recorded $963,000 and $1,103,000 as a financing activity for these repurchases in the condensed consolidated statement of cash flows for the six months ended June 30, 2008 and 2009, respectively.
Stock-based Compensation Expense
     Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Cost of subscription, license and maintenance revenues	$865	$753	$2,492	$1,529
Cost of professional services and other revenues	232	204	491	412
Sales and marketing	3,119	2,862	6,277	6,053
Research and development	1,512	1,313	3,840	2,485
General and administrative	2,423	1,957	4,202	3,980

	$8,151	$7,089	$17,302	$14,459

4. Concentrations of Credit Risk and Significant Customers
     No customer accounted for 5% or greater of accounts receivable at December 31, 2008 and June 30, 2009. At December 31, 2008 and June 30, 2009, tangible assets located outside the United States were not material.
     No customer and no single foreign country accounted for more than 10% of total revenues for the three and six months ended June 30, 2008 and 2009. Subscription, license and maintenance revenues accounted for 90% of total revenues for the three and six months ended June 30, 2008 and 88% of total revenues for the three and six months ended June 30, 2009.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Revenues from customers within the United States	$52,024	$62,895	$98,108	$125,797
Revenues from customers outside the United States	19,596	24,677	36,725	48,932

Total revenues	$71,620	$87,572	$134,833	$174,729

Revenues from customers outside the United States as a percentage of total revenues	27%	28%	27%	28%
5. Net Loss Per Share
     The following table presents the numerator and a reconciliation of the denominator used in the calculation of net loss per share, basic and diluted (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Numerator:
Net loss	$(6,461)	$(4,879)	$(19,403)	$(13,061)

Denominator:
Weighted-average common shares outstanding	72,086	76,286	70,812	75,678
Weighted-average common shares outstanding subject to repurchase	(366)	—	(362)	(10)

Denominator for basic and diluted net loss per share	71,720	76,286	70,450	75,668

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     The following weighted-average common stock equivalents (in thousands) were excluded from the computation of diluted net loss per share because they had an anti-dilutive impact:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Common shares outstanding subject to repurchase	356	—	353	14
Employee stock awards	4,204	2,552	4,323	2,537
Warrants	241	238	241	237
Unvested RSAs and RSUs	25	72	23	37
6. Balance Sheet Accounts
Cash, Cash Equivalents and Investments
     Cash, cash equivalents and investments were as follows (in thousands):

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$39,942	$—	$—	$39,942
Money market funds	2,081	—	—	2,081
U.S. Government securities	20,000	—	—	20,000
Corporate debt securities	4,997	—	—	4,997

Total cash and cash equivalents	$67,020	$—	$—	$67,020

Short-term investments:
U.S. Government securities	$4,997	$—	$—	$4,997
Corporate debt securities	4,996	4	—	5,000

Total short-term investments	$9,993	$4	$—	$9,997

Long-term investments:
Auction rate securities	$21,500	$—	$(3,364)	$18,136

Total long-term investments	$21,500	$—	$(3,364)	$18,136

	June 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$74,605	$—	$—	$74,605
Money market funds	2,308	—	—	2,308
U.S. Government securities	9,999	—	—	9,999

Total cash and cash equivalents	$86,912	$—	$—	$86,912

Short-term investments:
U.S. Government securities	$29,963	$10	$—	$29,973

Total short-term investments	$29,963	$10	$—	$29,973

Long-term investments:
Auction rate securities	$16,500	$—	$(2,507)	$13,993

Total long-term investments	$16,500	$—	$(2,507)	$13,993

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     Unrealized gains and losses on available-for-sale securities are reported as a component of stockholders’ equity in the consolidated balance sheets. Proceeds from the sales of available-for-sale securities were $1,171,000 and $5,000,000 during the three months ended June 30, 2008 and 2009, respectively and $36,970,000 and $5,000,000 during the six months ended June 30, 2008 and 2009, respectively.
     Gross realized gains and losses on available-for-sale securities were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Gross realized gains	$—	$—	$48	$—
Gross realized losses	(3)	—	(3)	—
     At June 30, 2008, the estimated fair value of available-for-sale securities by contractual maturity was as follows (in thousands):

Due in less than one year	$39,972
Due in 1 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	13,993

$53,965

     Securities with contractual maturities in the above table due in greater than 10 years are auction rate securities, which the Company has classified as long-term investments in the accompanying consolidated balance sheet at June 30, 2009.
Goodwill
     The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows (in thousands):

Balance at December 31, 2008	$427,565
Adjustments to goodwill related to 2008 acquisitions	(889)

Balance at June 30, 2009	$426,676

Notes Payable
     Notes payable consisted of the following (in thousands):

	Interest	Final Maturity	December 31,	June 30,
	Rate	Date	2008	2009
Term loan	variable rate	Dec. 2012	$15,000	$14,625
Bank note payable	9.07	Apr. 2010	133	83
Other notes payable	variable rate	May 2009	12	—

			15,145	14,708
Less: current portion			(1,617)	(1,958)

Notes payable, excluding current portion			$13,528	$12,750

     In December 2008, the Company entered into a credit agreement (the “Credit Agreement”), that provides for a secured revolving credit facility in an amount of up to $35,000,000 that is subject to a borrowing base formula and a secured term loan in an amount of $15,000,000. The revolving credit facility has sub limits for certain cash management services, interest rate and foreign exchange hedging arrangements, and for the issuance of letters of credit in a face amount up to $7,500,000. The Credit Agreement is secured by substantially all of the assets owned by the Company and its U.S. subsidiaries, including intellectual property.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     Letters of credit in the aggregate face amount of approximately $1,280,000 were outstanding under the revolving credit facility at June 30, 2009.
     At the option of the Company, revolving loans and the term loan accrue interest at a per annum rate based on, either (1) the base rate plus a margin of 3.00%; or (2) the London Interbank Offered Rate (“LIBOR”) plus a margin equal to 3.00%, but in no event less than 5.5%, in each case for interest periods of one, two or three months. The base rate is defined as the greatest of (i) 3.50% per annum, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the lender’s prime rate. The Company is also obligated to pay other customary closing fees, servicing fees, letter of credit fees and unused line fees for a credit facility of this size and type. At June 30, 2009, the $14,625,000 outstanding under the term loan accrued interest at a weighted-average variable rate of 5.53%. The total amount available for borrowing under the Credit Facility at June 30, 2009 was $33,720,000.
     Revolving loans may be borrowed, repaid and reborrowed until December 24, 2012, at which time all amounts outstanding must be repaid. The term loan will be repaid in quarterly principal payments in an amount equal to $375,000, with the remaining outstanding principal balance and all accrued and unpaid interest due on December 24, 2012. Accrued interest on the revolving loans and term loans will be paid monthly, or with respect to revolving loans and term loans that are accruing interest based on the LIBOR rate, then at the end of the applicable LIBOR interest rate period, which is typically 90 days.
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
     The aggregate maturities of notes payable at June 30, 2009 were as follows (in thousands):

Year Ending December 31,
Remaining six months in 2009	$1,177
2010	1,531
2011	1,500
2012	10,500
2013	—

$14,708

7. Derivative Financial Instruments
     On January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). Under SFAS No. 161, additional disclosures are required regarding the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
Foreign Currency Forward Contracts
     During the six months ended June 30, 2009, the Company entered into foreign currency forward contracts to limit net foreign currency transaction gains and losses primarily related to cash and accounts receivable balances denominated in certain foreign currencies. The Company typically enters into new contracts at the end of each month. As of June 30, 2009, the Company had the following outstanding foreign currency forward contracts (in thousands):

Notional
amount
Euro (EUR)	$9,701
British pound (GBP)	6,235
Japanese yen (JPY)	3,447
Australian dollar (AUD)	3,056
Danish kroner (DKK)	1,008
Swedish krona (SEK)	511

$23,958

     During the three months ended June 30, 2009, the Company recognized $2,439,000 in net realized losses and $336,000 in net unrealized losses associated with these forward contracts. During the six months ended June 30, 2009, the Company recognized $2,168,000 in net realized losses and $336,000 in net unrealized losses associated with these forward contracts. These forward contracts were not designated as accounting hedges under SFAS No. 133; therefore, unrealized gains and losses are recorded as other expense, net in the condensed consolidated statements of operations. The effect on the condensed consolidated financial statements from foreign exchange contracts not designated as hedging instruments under SFAS No. 133 was as follows (in thousands):

		Three Months	Six Months
		Ended	Ended
		June 30, 2009	June 30, 2009
	Classification	Gain (loss), net	Gain (loss), net
Foreign currency forward contracts	Other expense, net	$(1,963)	$(1,787)
     The gross estimated fair value of all derivative instruments and their classification in the condensed consolidated balance sheet are shown as follows (in thousands):

	June 30, 2009
	Classification	Fair Value
Foreign currency forward contracts	Accrued liabilities	$336
8. Fair Value Measurements
     The Company adopted the provisions of SFAS No. 157 as of January 1, 2008. Under SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
     Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
     Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
     Level 3: Unobservable inputs are used when little or no market data is available.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     The following tables summarize the financial instruments of the Company subject to SFAS No. 157 and the valuation approach applied to each class of security at December 31, 2008 and June 30, 2009 (in thousands):

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices
	in Active	Significant
	Markets For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$2,081	$—	$—	$2,081
U.S. Treasury Bills	20,000	—	—	20,000
Corporate debt securities	—	4,997	—	4,997
Short-term investments:
U.S. Treasury Bills	5,000	—	—	5,000
Corporate debt securities	—	4,997	—	4,997
Long-term investments:
Auction rate securities	—	—	18,136	18,136

Total assets	$27,081	$9,994	$18,136	$55,211

Liabilities:
Foreign currency forward contracts	$—	$716	$—	$716

Total liabilities	$—	$716	$—	$716

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices
	in Active	Significant
	Markets For	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$2,309	$—	$—	$2,309
U.S. Treasury Bills	9,999	—	—	9,999
Short-term investments:
U.S. Treasury Bills	29,973	—	—	29,973
Long-term investments:
Auction rate securities	—	—	13,993	13,993

	$42,281	$—	$13,993	$56,274

Liabilities:
Foreign currency forward contracts	$—	$336	$—	$336

Total liabilities	$—	$336	$—	$336

     The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 (in thousands):

Auction Rate
Securities
Beginning balance at January 1, 2009	$18,136
Transfers to Level 2	(4,143)

Ending balance at June 30, 2009	$13,993

Total unrealized gains for the period included in other comprehensive loss attributable to the change in fair value relating to assets still held at June 30, 2009	$—

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
     At June 30, 2009, the Company held AAA-rated auction rate securities with a total estimated fair value of $13,993,000. Auction rate securities are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The Company does not believe the carrying values of these auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss.
     At March 31, 2009, the Company increased the fair value of certain auction rate securities from $4,143,000 to their par value of $5,000,000, resulting in an unrealized gain of $857,000. The Company also reclassified the $5,000,000 fair value of these auction rate securities from long-term investments to short-term investments as these securities were redeemed at their par value in April 2009.
     Due to the lack of actively traded market data, the valuation of the auction rate securities classified as long-term investments was based on Level 3 unobservable inputs. These inputs include management’s assumptions of pricing by market participants, including assumptions about risk. The Company used an internally developed model of the expected future cash flows related to the securities over a projected ten year period, which is reflective of the length of time the Company anticipates it could take the securities to become liquid. As a result of the estimated fair value, the Company has determined a temporary impairment in the valuation of these securities of $2,507,000 and has recorded an unrealized loss on these securities which is included as a component of accumulated other comprehensive loss within stockholders’ equity on the Company’s balance sheet at June 30, 2009. Due to the uncertainty related to the liquidity in the auction rate securities market and the Company’s determination at June 30, 2009, that it intends to hold these investments until the anticipated recovery in market value occurs, the Company has classified these auction rate securities as long-term assets on the condensed consolidated balance sheet.
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
     At June 30, 2009, the Company had approximately $1,746,000 in unrecognized tax benefits under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which relate to the acquisition of Visual Sciences and certain research tax credits. Any interest and penalties incurred on the settlement of outstanding tax positions are recorded as a component of interest expense. The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.
     The Company’s effective income tax rate for the three and six months ended June 30, 2009, was a tax provision of approximately 12% and 9%, respectively, compared to tax benefits of approximately 45% and 27% for the same periods in 2008, which were primarily due to a reduction in deferred tax liabilities related to the Visual Sciences acquisition. As of June 30, 2009, the Company estimated its annual effective tax rate for the year ended December 31, 2009, to be a tax provision of approximately 9%, excluding certain one-time discrete items.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state taxes for the years 2004 through 2008 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
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
     In August 2007, Visual Sciences entered into a settlement and patent-license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11,250,000, $2,000,000 of which was paid by Visual Sciences on or about the date of the agreement, $4,250,000 of which was paid by the Company following the closing of the acquisition of Visual Sciences and the remaining $5,000,000 of which must be paid by the Company in quarterly installments beginning on March 31, 2008, of which $2,500,000 was paid as of June 30, 2009. As of the date of the acquisition, the Company recorded a liability equal to the net present value of the total remaining license payments based upon the Company’s estimated incremental borrowing rate at the time of the acquisition of 6.0%. At June 30, 2009, the amount of unpaid license payments related to this settlement and patent-license agreement, discounted to its net present value was $2,391,000 which was included in accrued liabilities in the condensed consolidated balance sheet.
     On October 25, 2005, Visual Sciences, LLC, which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required total license payments of $2,000,000, $1,550,000 of which was paid as of June 30, 2009. The remaining $450,000 must be paid in annual installments, which are capped at $200,000 per year and calculated based on revenue of Visual Sciences, LLC products for each year.
Leases
     The Company leases certain equipment under capital leases. These capital leases generally contain a discounted buyout option at the end of the initial lease terms, which range between 36 and 60 months and mature at various dates through 2010.
     The future minimum lease payments under noncancelable capital and operating leases at June 30, 2009, were as follows (in thousands):

	Capital	Operating
Year ending December 31,	Leases	Leases
Remaining six months in 2009	$86	$10,084
2010	55	18,058
2011	—	12,914
2012	—	7,634
2013	—	2,288
Thereafter	—	—
Less: minimum payments to be received from non-cancelable subleases	—	(4,077)

Total minimum lease payments, net	141	$46,901

Less: imputed interest	(5)

Present value of minimum lease payments	136
Less: current portion	(88)

Capital lease obligations, less current portion	$48

     Operating lease payments primarily relate to the Company’s leases of office space in various domestic and international locations and leases of computer equipment under operating leases.
     During the three and six months ended June 30, 2009, the Company leased equipment under operating leases with total future minimum lease payments of $1,511,000 and $9,397,000, respectively. The Company did not enter into any equipment leases during the three and six months ended June 30, 2008. Each lease of computer equipment has a thirty-six month initial term. At the end of the initial lease term, the Company generally has the option to either: (1) return the equipment to the lessor, (2) purchase the equipment for its fair market value at that date or (3) renew the lease for a stated number of months. As a condition of one of these lease

Omniture, Inc.
Notes to Condensed Consolidated Financial Statements — (Continued)
(unaudited)
agreements, the Company must not allow its cash balance to fall below $10,000,000 as long as this agreement is in force. Failure to maintain a minimum of $10,000,000 in cash would constitute an event of default as defined in the lease agreement.
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
     These statements relate to our, and in some cases our customers’ or partners’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following: our ability to achieve or maintain profitability; the impact of quarterly fluctuations of revenue and operating results; the acceptance of our pricing model; our business plan and growth management; operating expenses, including sales and marketing expenses, research and development expenses and general and administrative expenses; business expansion; expansion and effectiveness of our sales and marketing capabilities; growth of the number of Internet users, Internet commerce and the market for on-demand services and online business optimization services; the impact of the ongoing economic downturn and continued uncertainty in the financial markets in the U.S. and internationally; changing technological developments; expansion of product and service offerings, including the development of new and improved services; scalability, reliability, efficiency and performance of our platforms; our ability to provide adequate service to customers; network and systems integrity; retention of key employees; the release of future versions of current services; levels and sources of revenue; our ability to effectively integrate our recent acquisitions; future acquisitions of or investments in complementary companies, products, services or technologies; acquisition of new customers; customer renewal rates; our expectations concerning relationships with third parties, including strategic partners, technology integration, channel partners, resellers and key customers; our ability to compete effectively in the market and the competitive factors that impact the market; levels of capital expenditures; issuance of common stock for acquisitions; changes in stock-based compensation; future cash requirements and sufficiency of our existing cash and credit line; fluctuations in interest rates and foreign currency exchange rates; our ability to attain certain economies of scale; expansion of our network infrastructure; our ability to utilize our network hardware more efficiently; legal proceedings; our future license payments under our patent license agreements with NetRatings; adequacy of our intellectual property; changes in U.S. and international laws regarding privacy, private information, the Internet and other areas; changes in accounting standards; maintenance of adequate internal controls; utilization of net operating loss and tax credit carryforwards to reduce our tax payments in future periods; the trends of our costs and expenses; staffing, direct sales force and expense levels; expansion of our European and other international operations; adequacy of our capital resources to fund operations and growth; customer costs of ownership; expenditures related to equipment operating leases; and our ability to liquidate auction rate securities without loss.
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
Overview
     We are a leading provider of online business optimization products and services, which we deliver through the Omniture Online Marketing Suite. Our customers use our products and services to manage and enhance online, offline and multi-channel business initiatives. The Omniture Online Marketing Suite, which we host and deliver to our customers on-demand and provide as an on-premise solution, consists of our Open Business Analytics Platform and our integrated set of optimization applications for online analytics, channel analytics, visitor acquisition and conversion. Our Open Business Analytics Platform, the foundation of the Omniture Online Marketing Suite, includes the Omniture DataWarehouse, which contains the information captured by Omniture SiteCatalyst, our core product offering, and our other products and services. The platform also includes the Omniture Genesis application programming interfaces to integrate and augment this data with relevant data from Internet and enterprise applications and data from a number of online and offline channels to enable business optimization. Our online analytics applications are Omniture SiteCatalyst and Omniture Discover and our channel analytics applications are Omniture Insight (formerly known as Omniture Discover OnPremise) and Omniture Insight for Retail (formerly known as Omniture Discover OnPremise for Retail). Our visitor acquisition application is Omniture SearchCenter and conversion applications include: Omniture Test&Target, Omniture Recommendations, Omniture SiteSearch, Omniture Survey and Omniture Merchandising. These services, built on a scalable and flexible computing architecture, enable our customers to capture, store and analyze information generated by their Web sites and other sources and to gain critical business insights into the performance and efficiency of marketing and sales initiatives and other business processes. This information is also utilized to automate the delivery of content and marketing offers on a Web site and test site design and navigational elements to optimize the user experience and revenue opportunities for our customers. Our services provide customers with real-time access to online business information, the ability to generate flexible reports using real-time and historical data and the ability to measure, automate and optimize critical online processes. Our services, accessed primarily by a Web browser, reduce the need for our customers to make upfront investments in technology, implementation services or additional IT personnel, thereby increasing our customers’ flexibility in allocating their IT capital investments.
     We were founded in 1996, began offering our on-demand online business optimization services in 1997 and began offering these services to large enterprise customers in 2001. We have experienced significant growth in recent years as illustrated in the following table:

	Year Ended			Six Months
	December 31,			Ended June 30,
	2006	2007	2008	2008	2009
				(in thousands)
Total revenues	$79,749	$143,127	$295,613	$134,833	$174,729
Cost of revenues and operating expenses	87,892	156,449	338,757	162,290	184,928
Net loss	(7,725)	(9,429)	(44,766)	(19,403)	(13,061)
     We sell our products and services through direct sales efforts and indirectly through resellers. A substantial majority of our revenues are derived from subscription, license and maintenance fees, which represented approximately 94% of total revenues in 2006, 92% of total revenues in 2007 and 90% of total revenues in 2008. Subscription, license and maintenance fees represented 90% of our total revenues for the six months ended June 30, 2008, and 88% of total revenues for the six months ended June 30, 2009.
     We provide our online business optimization products and services to businesses in 92 countries. During the six months ended June 30, 2008, our products and services captured 1.7 trillion transactions and during the six months ended June 30, 2009, our products and services captured almost 2.1 trillion transactions for over 5,000 customers worldwide.
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
     Historically, most of our revenues have resulted from the sale of our services to companies located in the U.S. Since 2007, we have acquired four businesses with significant European operations as part of our strategy to expand our international sales operations by growing our direct sales force abroad. We have also utilized, and intend to continue utilizing, resellers and other sales channel relationships with third parties, to expand our international sales operations. As a result of these efforts, our revenues from customers outside of the U.S. increased from 17% of total revenues in 2006, to 26% of total revenues in 2007 and to 28% of total 2008 revenues. Our revenues from customers outside the United States increased from 27% of total revenues for the six months ended June 30, 2008, to 28% of total revenues for the six months ended June 30, 2009.
     We experience seasonality in our contracting activity. Historically, a significant percentage of our customers have entered into or renewed subscription services agreements in the fourth quarter. Also, a significant percentage of our customer agreements within a given quarter are entered into during the last month, weeks or days of the quarter.
How We Generate Revenues
     Our revenues are classified into two categories: (1) subscription, license and maintenance revenues and (2) professional services and other revenues. Subscription, license and maintenance revenues accounted for 94% of total revenues for 2006, 92% of total revenues for 2007 and 90% of total 2008 revenues. Subscription, license and maintenance revenues represented 90% of our total revenues for the six months ended June 30, 2008, and 88% of total revenues for the six months ended June 30, 2009.
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
     We derive our license revenue from selling perpetual and term software licenses related to our Omniture Insight software, a software product acquired in connection with our acquisition of Visual Sciences Inc., or Visual Sciences, and our Omniture Merchandising software, a software product acquired in connection with our acquisition of certain assets of Mercado Software Ltd., or Mercado. Revenue associated with term licenses is recognized over the applicable term of the license agreement. Pricing of our perpetual software licenses is based on a standard price list with volume and marketing related discounts, and they are sold with the first year of post-contract support services, installation and training.
     During the three months ended June 30, 2008 and 2009, we recognized approximately $0.4 million and $0.7 million, respectively, of revenues from the sale of perpetual software licenses related to our Omniture Insight and Omniture Merchandising software. During the six months ended June 30, 2008 and 2009, we recognized approximately $1.0 million and $1.5 million, respectively, of revenues from the sale of perpetual software licenses related to these products. Generally, perpetual software license agreements entered into by us after the date we acquired Visual Sciences and Mercado entitle the customer to receive, at no additional cost, licenses to certain software released after the date of their license agreement. Revenues associated with these license agreements are recognized over the period in which the customer is entitled to receive these additional licenses free of charge, which is generally three years. We recognize revenue related to post-contract support services over the applicable term of the support agreement.
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
     Cost of subscription, license and maintenance revenues consists primarily of expenses related to operating our network infrastructure, including depreciation expenses and operating lease payments associated with computer equipment, data center costs, salaries and related expenses of network operations, implementation, account management and technical support personnel, amortization of intangible assets and allocated overhead. Cost of subscription, license and maintenance revenues for the three and six months ended June 30, 2009, included approximately $5.0 million and $9.9 million, respectively, in amortization of intangible assets, comprised of existing and core technology related to business acquisitions and certain patent licenses. Absent any impairment, cost of subscription, license and maintenance revenues will include approximately $19.9 million in annual amortization for the year ended December 31, 2009, with decreasing annual amounts thereafter through March 31, 2014. We enter into contracts with third parties for the use of their data center facilities, and our data center costs largely consist of the amounts we pay to these third parties for rack space, power and similar items.
     Cost of professional services and other revenues consists primarily of employee-related costs associated with these services. We recognize costs related to professional services as they are incurred. The cost of professional services and other revenues is generally higher as a percentage of professional services and other revenues than the cost of subscription revenues is as a percentage of subscription revenues, due to the labor costs associated with providing these services. We expect our cost of professional services and other revenue to remain higher, as a percentage of the related revenue, than the cost of subscription revenues as a percentage of subscription revenues.
Operating Expenses
     Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses.
     Sales and marketing expenses have historically been our largest operating expense category. Sales and marketing expenses consist primarily of salaries, benefits and related expenses for our sales and marketing personnel, commissions, the costs of marketing programs (including advertising, events, corporate communications and other brand building and product marketing) and allocated overhead. Sales and marketing expenses for the three and six months ended June 30, 2009, included approximately $3.0 million and $5.9 million, respectively, in amortization of acquired customer-related intangible assets, and will, absent any impairment, also include approximately $11.7 million in amortization of acquired customer-related intangible assets annually for the full years 2009 through 2012 and decreasing amounts thereafter through March 31, 2017.
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
Trends in Our Business
     Our business has grown rapidly. Our total revenues grew from $79.7 million in 2006, to $143.1 million in 2007 and to $295.6 million in 2008, representing an average annual growth rate of approximately 91% over that time period. Our total revenues grew from $134.8 million for the six months ended June 30, 2008, to $174.7 million for the six months ended June 30, 2009, representing a 30% revenue increase. This growth has been driven primarily by an expansion of our customer base, including those customers obtained through the various businesses we have acquired since the beginning of 2007, coupled with increased subscription revenues from existing customers. To date, we have derived a majority of our revenues from subscription fees for Omniture

SiteCatalyst and related subscription services provided to customers in the United States. We expect that revenues associated with our current and future products and services other than Omniture SiteCatalyst will continue to increase over time, both in absolute dollars and as a percentage of our total revenues, due in part, to the new technologies and services obtained through our acquisitions of Touch Clarity Limited, or Touch Clarity, Offermatica Corporation, or Offermatica and Visual Sciences, as well as the acquisition of certain assets of Mercado. As a result, we expect revenues generated by Omniture SiteCatalyst will continue to decrease as a percentage of our total revenues.
     We expect our total revenues to grow at a slower rate than our average historical revenue growth rate. Due in part to the current economic recession, some of our existing customers have either reduced or terminated their currently contracted services with us, or notified us of their intent to do so upon expiration of their current contract term. We expect that other of our existing customers may either reduce or terminate their currently contracted services with us upon expiration of their current contract term, primarily due to the uncertainty associated with the overall macroeconomic environment for the remainder of 2009. We also anticipate that our rate of new business growth will continue to slow in 2009 as some of our potential customers decrease spending in an effort to reduce costs, causing them to delay or defer purchasing decisions. A limited number of our existing customers either ceased operations or filed for bankruptcy during 2008 and during the six months ended June 30, 2009, due to their inability to meet their existing financial obligations. We have also experienced delays in the timeliness of payment for our services by certain of our customers, when compared to the payment history of those customers. If the economy continues to weaken, it could cause additional customers to delay payments for our services beyond the stated payment terms, and in certain instances may require them to cease operations altogether before paying for all of our services used by them.
     We intend to continue to expand our international sales operations and international distribution channels, and accordingly, we expect that revenues from customers located outside the United States will continue to increase in absolute dollars. Although, we do not expect revenues from customers located outside of the United States to increase significantly as a percentage of total revenues. Revenues from customers located outside the United States have increased from 17% of total revenues for 2006 to 26% of total revenues for 2007 and to 28% of total 2008 revenues. Our revenues from customers outside the United States increased from 27% of total revenues for the six months ended June 30, 2008, to 28% of total revenues for the six months ended June 30, 2009. We expect the percentage of total revenues derived from our largest customers to further decrease over time as a result of continued expansion of our customer base. We also anticipate that the percentage of our total revenues derived from indirect sales will continue to grow as a percentage of our overall revenues, due to an increase in the number of third parties reselling our services.
     If our customer base continues to grow, it will be necessary for us to continue to make significant upfront investments in the network infrastructure equipment and implementation personnel necessary to support this growth. The rate at which we add new customers, along with the scale of new customer implementations, will affect the level of these upfront investments. Our gross margins increased from 60% for 2006 to 63% for 2007, primarily due to more efficient utilization of our network hardware. Our gross margins decreased to 57% for 2008, primarily due to the adjustment to record the acquired Visual Sciences deferred revenues at their fair value, increased amortization of acquired intangible assets related to the Offermatica and Visual Sciences acquisitions and increased stock-based compensation expense. Our gross margins increased from 57% for the six months ended June 30, 2008, to 59% for the six months ended June 30, 2009, primarily because the adjustment to record the acquired Visual Sciences deferred revenue at its fair value did not continue into 2009, partially offset by additional data center and network infrastructure costs necessary to support the growth in our customer base.
     During 2007, we began leasing a portion of our network infrastructure equipment requirements under operating leases provided by third-party financing sources. We leased equipment under operating leases with total future minimum lease payments of approximately $10.9 million during 2007, $7.7 million during 2008 and $9.4 million during the six months ended June 30, 2009. We expect to acquire additional equipment under operating leases in the future. Although we do not expect the use of operating leases to have a significant impact on total cost of revenues, when compared to the effect of purchasing this equipment, our capital expenditures are reduced to the extent we utilize operating leases.
     The timing of additional capital expenditures and equipment operating leases could materially affect our cost of revenues, both in absolute dollars and as a percentage of revenues, in any particular period. In addition, because we incur immediate depreciation and lease expense from our significant upfront network computer equipment requirements as new customers are added, these customers are not immediately profitable. As a result, our profitability can be significantly affected by the timing of the addition of new customers, particularly customers with large volume requirements. At least through March 31, 2014, our cost of revenues and our gross margin will also be negatively affected by the amortization of the following intangible assets: (1) the estimated fair value of the patents licensed from NetRatings, Inc., or NetRatings, and (2) the intangible assets directly related to our subscription service that were acquired as part of our acquisitions of other businesses.

     We have also experienced, and we expect to continue to experience, increases in our operating expenses as we make investments to support the anticipated growth of our customer base. Our full-time employee headcount increased from 353 at December 31, 2006, to 713 at December 31, 2007, and to 1,189 at December 31, 2008. Our full-time employee headcount increased further to 1,208 at June 30, 2009. We expect operating expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues, compared to the six months ended June 30, 2009, due to anticipated economies of scale in our business support functions. In general, over time we also expect our operating expenses to increase in absolute dollars due to the incremental salaries, benefits and expenses related to the addition of personnel from our acquisitions completed during 2008, along with any future acquisitions. We will continue to assess our overall operating cost structure and employee headcount growth in light of the changing macroeconomic conditions, and, as a result, we may choose to reduce the rate at which we increase future operating expenses and headcount.
     We currently plan to continue investing in sales and marketing by increasing the number of direct sales personnel over time and the number and type of indirect distribution channels, expanding our domestic and international selling and marketing activities and building brand awareness through advertising and sponsoring additional marketing events. During the remainder of 2009, due to the changing macroeconomic environment, we will continue to assess the level of our advertising and marketing programs, and, as a result, may further reduce the level of spending in these areas, compared to currently anticipated spending in these areas through the remainder of 2009. We also intend to further consolidate our sales channels in an effort to increase efficiencies. We expect that sales and marketing expenses will continue to increase in absolute dollars over time and remain our largest operating expense category. Generally, sales personnel are not immediately productive and sales and marketing expenses do not immediately result in revenues. This reduces short-term operating margins until the salesperson becomes more fully utilized and revenues can be recognized. We expect that at least through March 31, 2017, sales and marketing expenses will be negatively affected by the amortization of customer-related intangible assets acquired as part of our acquisitions of other businesses.
     We expect stock-based compensation expenses to increase in absolute dollars, compared to historical levels, primarily due to the stock-based awards granted during 2008 and thus far during 2009, along with stock-based awards we expect to grant in the future. Since the first quarter of 2006, we have recorded stock-based compensation expense under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, based on the fair value of stock-based awards at the date of grant. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors including the number of shares subject to the stock options issued and the fair value of our common stock at the time of issuance. At June 30, 2009, there was $48.3 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $20.9 million of total unrecognized compensation cost related to unvested restricted stock units, or RSUs, and RSAs. These amounts of unrecognized compensation cost are equal to the fair value of stock option awards and RSUs and RSAs expected to vest. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 3.3 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 2.9 years.
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
     During 2008, we utilized $23.4 million in net operating loss carryforwards to reduce our provision for income taxes for the year. We may utilize additional net operating loss carryforwards to reduce our 2009 provision for income taxes. At December 31, 2008, we had approximately $102.9 million in net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2020, and approximately $2.5 million in federal tax credit carryforwards, which will begin to expire in 2020. These carryforwards do not include the portion that is subject to annual limitations that result in their expiration before being fully utilized. For fiscal years beginning on or after January 1, 2008, through years ending on December 31, 2009, the state of California suspended the utilization of net operating loss carryforwards by taxpayers to reduce their state income taxes. Despite the potential availability of these net operating loss carryforwards, we expect our income tax expense to increase in absolute dollars, primarily due to income taxes in the foreign jurisdictions in which we operate and because we will likely be subject to alternative minimum tax for federal income tax purposes.

Results of Operations
     The following table sets forth selected consolidated statements of operations data as a percentage of total revenues for each of the periods indicated.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Revenues:
Subscription, license and maintenance	90%	88%	90%	88%
Professional services and other	10	12	10	12

Total revenues	100	100	100	100

Cost of revenues:
Subscription, license and maintenance	38	37	38	36
Professional services and other	5	5	5	5

Total cost of revenues	43	42	43	41

Gross profit	57	58	57	59

Operating expenses:
Sales and marketing	45	38	47	41
Research and development	12	10	14	11
General and administrative	17	14	16	13

Total operating expenses	74	62	77	65

Loss from operations	(17)	(4)	(20)	(6)
Interest income	1	—	1	—
Interest expense	—	—	—	—
Other expense, net	—	(1)	—	(1)

Loss before income taxes	(16)	(5)	(19)	(7)
(Benefit from) provision for income taxes	(7)	1	(5)	—

Net loss	(9)%	(6)%	(14)%	(7)%

Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2009	%Change	2008	2009	%Change
	(in thousands)			(in thousands)
Subscription, license and maintenance	$64,601	$77,349	20%	$121,770	$154,340	27%
Professional services and other	7,019	10,223	46	13,063	20,389	56

Total revenues	$71,620	$87,572	22%	$134,833	$174,729	30%

     Subscription, license and maintenance revenues increased $12.7 million from the three months ended June 30, 2008, to the three months ended June 30, 2009, and increased $32.6 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to the growth in the number of customers for our subscription services, including the customers acquired in connection with business acquisitions, as well as greater revenues from existing customers as they increased the number of transactions from which we captured data and the number of services that they contracted to use.
     Professional services and other revenues increased $3.2 million from the three months ended June 30, 2008, to the three months ended June 30, 2009, and increased $7.3 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to the growth in our consulting and training services, resulting from an increase in consulting opportunities in connection with our expanding product offerings, an increase in the number of customers for our subscription services, including the customers acquired in connection with business acquisitions and additional staffing available to provide consulting and training services to support increased customer demand.
      The following table sets forth revenues from customers within and outside the United States:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Revenues from customers within the United States	$52,024	$62,895	$98,108	$125,797
Revenues from customers outside the United States	19,596	24,677	36,725	48,932

Total revenues	$71,620	$87,572	$134,833	$174,729

Revenues from customers outside the United States as a percentage of total revenues	27%	28%	27%	28%
     Revenues from customers outside the U.S. grew from 27% of total revenues during the three and six months ended June 30, 2008, to 28% of total revenues during the three and six months ended June 30, 2009, as a result of the expansion of our international sales force, an increase in the number of locations outside the U.S. where we conduct business and increased international marketing activities. This revenue increase is also partly due to international customers acquired in connection with business acquisitions. No single foreign country and no customer accounted for more than 10% of total revenues during the three months ended June 30, 2008 and 2009.
Cost of Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2009	%Change	2008	2009	%Change
	(in thousands)			(in thousands)
Subscription, license and maintenance	$27,071	$32,748	21%	$50,864	$63,916	26%
Professional services and other	3,627	4,141	14	6,761	8,564	27

Total cost of revenues	$30,698	$36,889	20%	$57,625	$72,480	26%

     The following table sets forth our cost of revenues as a percentage of related revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Subscription, license and maintenance	42%	42%	42%	41%
Professional services and other	52%	41%	52%	42%
     Cost of subscription, license and maintenance revenues increased $5.7 million from the three months ended June 30, 2008 to the three months ended June 30, 2009, primarily due to a $3.3 million increase in third-party data center costs associated with housing and operating network hardware, a $1.1 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, all necessary to support a larger customer base and increases in the number of transactions from which we capture data, and a $1.8 million increase in depreciation and operating lease expense related to additional investment in our network infrastructure hardware.
     Cost of subscription, license and maintenance revenues increased $13.1 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to a $6.7 million increase in third-party data center costs associated with housing and operating network hardware, a $2.9 million increase in employee salaries and benefits and related costs principally resulting from increased staffing, and a $3.9 million increase in depreciation and operating lease expense related to additional investment in our network infrastructure hardware, all necessary to support a larger customer base and increases in the number of transactions from which we capture data. The change in cost of subscription, license and maintenance revenue was also due to a $1.0 million decrease in stock-based compensation and a $0.9 million increase in amortization of the intangible assets acquired in the Visual Sciences and Mercado acquisitions.
     Gross margin associated with subscription, license and maintenance revenues were 58% for both the three months ended June 30, 2008 and 2009 and increased from 58% for the six months ended June 30, 2008 to 59% for the six months ended June 30, 2009, primarily because the adjustments made in 2008 to record the acquired Visual Sciences deferred revenue at its fair value did not continue into 2009, partially offset by increased data center and network infrastructure costs necessary to support the growth in our business.
     Cost of professional services and other revenues increased $0.5 million from the three months ended June 30, 2008 to the three months ended June 30, 2009 and increased $1.8 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to increased headcount and related costs to meet customer demand for consulting and training services.
     Gross margin associated with professional services increased to 59% for the three months ended June 30, 2009 from 48% for the three months ended June 30, 2008, and increased to 58% for the six months ended June 30, 2009 from 48% for the six months ended June 30, 2008, primarily due to higher utilization of the professional services staff.
Operating Expenses

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2009	%Change	2008	2009	%Change
	(in thousands)			(in thousands)
Sales and marketing	$32,170	$33,413	4%	$63,386	$70,915	12%
Research and development	8,849	8,946	1	18,650	18,126	(3)
General and administrative	11,815	11,857	0	22,629	23,407	3

Total operating expenses	$52,834	$54,216	3%	$104,665	$112,448	7%

Sales and Marketing
     Sales and marketing expenses increased $1.2 million from the three months ended June 30, 2008 to the three months ended June 30, 2009, primarily due to a $2.1 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing and a $1.2 million increase in commission costs due to increased staffing and revenues. These increases were partially offset by a $0.9 million decrease in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summit events, a $0.7 million reduction in travel-related costs, and a $0.3 million decrease in stock-based compensation.
     Sales and marketing expenses increased $7.5 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to a $4.6 million increase in employee salaries and benefits and related costs, principally resulting from increased staffing. The increase was also due to a $3.7 million increase in commission costs due to increased staffing and revenues, a $0.3 million increase in amortization of intangibles, and a $0.2 million increase in marketing expenses primarily associated with new product introductions, our online marketing and annual customer summit events. These increases were partially offset by a $0.9 million reduction in travel-related costs, and a $0.2 million decrease in stock-based compensation.
Research and Development
     Research and development expenses decreased $0.5 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due by a $1.4 million decrease in stock-based compensation expense, offset by a $0.8 million increase in salaries and benefits and related costs resulting from an increase in staffing, including the Mercado acquisition.

General and Administrative
     The change in general and administrative expenses was not significant from the three months ended June 30, 2008 to the three months ended June 30, 2009. General and administrative expenses increased $0.8 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to a $1.2 million increase in employee salaries and benefits and related costs to support the continued growth of our business, including our international expansion and business acquisitions, and a $0.9 million increase in bad debt expense resulting from an increase in customer bankruptcies and delinquent customer payments. These increases were offset by a $0.4 million reduction in travel-related costs, a $0.4 million reduction in outside professional services costs, a $0.3 million reduction in recruiting expenses, and a $0.2 million decrease in stock-based compensation.
Stock-based Compensation Expense
     Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Cost of subscription, license and maintenance revenues	$865	$753	$2,492	$1,529
Cost of professional services and other revenues	232	204	491	412
Sales and marketing	3,119	2,862	6,277	6,053
Research and development	1,512	1,313	3,840	2,485
General and administrative	2,423	1,957	4,202	3,980

	$8,151	$7,089	$17,302	$14,459

     Stock-based compensation expense decreased $1.1 million and $2.8 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to the higher expense in 2008 related to the acceleration of vesting of certain stock-based awards.
Interest Income, Interest Expense and Other Expense, Net

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
	(in thousands)
Interest income	$343	$67	$1,291	$192
Interest expense	(230)	(324)	(457)	(680)
Other expense, net	47	(551)	44	(1,253)
     Interest income decreased $0.3 million and $1.1 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to lower interest rate yields on our cash, cash equivalents and investments. Other expense, net increased $0.6 million and $1.3 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to net foreign currency-related losses.
(Benefit from) provision for Income taxes

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
	(in thousands)
(Benefit from) provision for income taxes	$(5,291)	$538	$(7,176)	$1,121

     The provision for income taxes increased $5.8 million and $8.3 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due non-cash tax benefits recorded during the three and six months ended June 30, 2008, respectively, resulting from the reduction in deferred tax liabilities related to the Visual Sciences acquisition.
Liquidity and Capital Resources
     At June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $86.9 million, short-term investments of $30.0 million, accounts receivable, net, of $119.1 million, amounts available under our credit facility of $33.7 million and our equipment lease agreements. In January 2009, we issued 2.9 million shares of our common stock to WPP Luxembourg Gamma Three Sarl, or WPP, for aggregate cash consideration of $25.0 million.
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
     A limited number of our existing customers either ceased operations or filed for bankruptcy during 2008 and during the six months ended June 30, 2009, due to their inability to meet their existing financial obligations. We have also experienced delays in the timeliness of payment for our services by certain of our customers, when compared to the payment history of those customers. If the economy continues to weaken or sluggishly recovers, it could cause additional customers to delay payments for our services beyond the stated payment terms, and in certain instances, may force them to cease operations altogether before paying for all of our services used by them.
     We generated $28.0 million of net cash from operating activities during the six months ended June 30, 2009. Our net loss of $13.1 million was adjusted for $44.5 million in non-cash depreciation, amortization and stock-based compensation expenses. We also generated cash from operating activities from a $7.9 million increase in payments received from customers in advance of when we recognized revenues. This increase in operating cash was partially offset by an $11.7 million increase in accounts receivable, net of allowances, primarily resulting from increased customer billings and timing of customer payments. Allowances for accounts receivable increased by $1.8 million during the six months ended June 30, 2009. The increase in payments received from customers in advance of when we recognized revenues was primarily driven by the overall growth in our business.
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
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our credit agreement entered into in December 2008, or the Credit Agreement, contains restrictive covenants relating to our capital raising activities and other financial and operational matters, including restrictions on the amount of capital expenditures in any one year, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, particularly in view of the ongoing economic downturn and continued uncertainty in the U.S. and global financial markets, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
     We used $32.7 million of net cash in investing activities during the six months ended June 30, 2009. This use of cash primarily resulted from $39.9 million to purchase investments, $11.6 million to purchase property and equipment, $3.6 million paid related to our prior acquisitions, net of cash acquired and $2.2 million paid related to losses on foreign currency forward contracts. This cash used in investing activities was partially offset by sales and maturity of investments of $25.0 million.
Financing Activities
     We generated $24.4 million of net cash from financing activities during the six months ended June 30, 2009, primarily from the issuance of common stock to WPP.
Other Factors Affecting Liquidity and Capital Resources
     In December 2008, we entered into the Credit Agreement that provided for a secured revolving credit facility in an amount of up to $35.0 million that is subject to a borrowing base formula and a secured term loan in an amount of $15.0 million. The revolving credit facility has sub limits for certain cash management services, interest rate and foreign exchange hedging arrangements, and for the issuance of letters of credit in a face amount up to $7.5 million. Upon execution of the Credit Agreement, we borrowed $15.0 million under the term loan. Letters of credit in the aggregate face amount of approximately $1.3 million have also been issued under the revolving credit facility.
     At our option, revolving loans and the term loan accrue interest at a per annum rate based on, either (1) the base rate plus a margin of 3.00%; or (2) the London Interbank Offered Rate, or LIBOR, plus a margin equal to 3.00%, but in no event less than 5.5%, in each case for interest periods of one, two or three months. The base rate is defined as the greatest of (i) 3.50% per annum, (ii) the federal funds rate plus a margin equal to 0.50% and (iii) the lender’s prime rate. At June 30, 2009, the $14.6 million outstanding under the term loan accrued interest at a variable rate of 5.5%.
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
     In August 2007, Visual Sciences entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences to make license payments of $11.3 million, $2.0 million of which was paid by Visual Sciences on or about the date of the agreement, $4.3 million of which was paid by us following the closing of our acquisition of Visual Sciences, and the remaining $5.0 million of which must be paid by us in quarterly installments of $0.5 million beginning on March 31, 2008, of which $3.0 million had been paid.
     On October 25, 2005, Visual Sciences, LLC (now known as Visual Sciences Technologies, LLC), which is a wholly owned subsidiary of Visual Sciences, entered into a settlement and patent license agreement with NetRatings. The agreement required Visual Sciences, LLC to make license payments of $2.0 million, $1.5 million of which has already been paid, and the remaining $0.5 million of which must be paid in annual installments, which are capped at $0.2 million per year and calculated based on revenue of Visual Sciences, LLC products for each year.
     We held AAA-rated municipal note investments with par values totaling $21.5 million and $16.5 million at March 31, 2009 and June 30, 2009, respectively, with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. During April 2009, $5.0 million in auction rate securities held by us at March 31, 2009, were fully redeemed at their par value. Because there is no assurance we will be able to liquidate our positions in the remaining $16.5 million of these securities within the next 12 months, we have classified this portion of our auction rate holdings as long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for these remaining securities, we determined there to be a temporary impairment in the value of these securities of $2.5 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at June 30, 2009. At June 30, 2009, we determined the impairment to be temporary, because we believe these securities will ultimately be sold or redeemed at their par values, and at June 30, 2009, we believe that it is not more likely than not that we will be required to sell these securities before this recovery in value, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2042. Until the issuers of our remaining auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
     At June 30, 2009, restructuring charges associated with the Visual Sciences and Mercado acquisitions that had not yet been paid totaled $2.3 million, comprised primarily of excess facilities costs. We expect to pay all of these excess facilities restructuring charges by March 31, 2013.
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
Contractual Obligations and Future Cash Requirements
     During the three and six months ended June 30, 2009, we leased equipment under operating leases with total future minimum lease payments of $1.5 million and $9.4 million, respectively.
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
     Additional financing may not be available on terms that are favorable to us, or at all, particularly in view of the impact of the ongoing economic downturn and continued uncertainty in the U.S. and global financial markets, which may cause us to be unable to access capital from the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. Our Credit Agreement contains restrictive covenants relating to our capital raising activities and other financial and operational matters, including restrictions on the amount of capital expenditures in any one year, which could make it more difficult for us to obtain additional capital and to pursue future business opportunities, including potential acquisitions.
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
     We derive our license revenue from selling perpetual and term software licenses related to our Insight and Omniture Merchandising software products, which we obtained as part of the Visual Sciences and Mercado acquisitions, respectively. We do not provide custom software development services or create tailored products to sell to specific customers. Pricing is based on a standard price list with volume and marketing related discounts. The software licenses are generally sold with the first year of post-contract support services, installation and training. As such, a combination of these products and services represent a “multiple-element” arrangement for revenue recognition purposes.
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
     Generally, perpetual software license agreements entered into by us after the date we acquired Visual Sciences and Mercado entitle the customer to receive, at no additional cost, licenses to certain software released after the date of their license agreement. Revenues associated with these license agreements are recognized over the period in which the customer is entitled to receive these additional licenses free of charge, which is generally three years.
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
     At June 30, 2009, there was $48.3 million of total unrecognized compensation cost related to unvested stock option awards granted subsequent to the adoption of SFAS No. 123R and $20.9 million of total unrecognized compensation cost related to unvested RSUs and RSAs. The unrecognized compensation cost related to unvested stock option awards will be recognized over a weighted-average period of 3.3 years and the unrecognized compensation cost related to unvested RSUs and RSAs will be recognized over a weighted-average period of 2.9 years.
     On June 15, 2009, we completed a stock option exchange program, or the Exchange Offer. Pursuant to the Exchange Offer, eligible employees tendered, and we accepted for cancellation, eligible options to purchase 4.4 million shares of the our common stock from 410 participants, representing approximately 66% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer.
     We granted new options to eligible employees to purchase 3.1 million shares of common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the new options granted in the Exchange Offer was $12.99, the closing price of our common stock on June 15, 2009. The new options will vest monthly beginning on June 15, 2009, over a period ranging from 36 to 48 months, or 48 to 60 months for executive officers, and have expiration dates of 5 years, or 7 years for executive officers, from June 15, 2009.
     We will not record additional compensation cost related to the exchange as the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. We will recognize the remaining unamortized compensation cost related to the grant date fair value of the exchanged options over the new vesting period of the new options. At June 30, 2009, there was $27.7 million of total unrecognized compensation cost related to these new options. This unrecognized compensation cost is equal to the fair value of the new options expected to vest and will be recognized over a weighted-average period of 3.9 years.
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
     Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as a component of interest expense. We had an unrecognized tax benefit of $1.1 million at December 31, 2007 for research and development credits and upon the acquisition of Visual Sciences we assumed unrecognized tax benefits of $0.7 million, which Visual Sciences had previously recorded upon its adoption of FIN 48 during the year ended December 31, 2007. We have not incurred a material amount of interest or penalties through June 30, 2009. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We also do not anticipate any events that could cause a change to these uncertainties. Any future adjustments to the unrecognized tax benefit will have no impact on our effective tax rate due to the valuation allowance which fully offsets these unrecognized tax benefits. We are subject to taxation in the U.S. and various state and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2004 to 2008 remain open in various taxing jurisdictions.
     Our effective tax rates are primarily affected by the amount of our taxable income or losses in the various taxing jurisdictions in which we operate, the amount of federal and state net operating losses and tax credits, the extent to which we can utilize these net operating loss carryforwards and tax credits and certain benefits related to stock option activity.
Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FAS FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, on January 1, 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.
     In April 2009, the FASB issued three FAS FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. All of these FSPs are effective for us beginning April 1, 2009. As a result of the adoption of these FSPs, we have included the appropriate disclosures in our consolidated financial statements. These FSPs did not have a material impact on our financial results.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.
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
     During the six months ended June 30, 2009, we entered into foreign currency forward contracts to limit our foreign currency transaction gains and losses primarily related to cash and accounts receivable balances denominated in certain foreign currencies. These forward contracts were not designated as accounting hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. During the three months ended June 30, 2009, we recognized $2.4 million in realized losses and $0.3 million in unrealized losses associated with these forward contracts. During the six months ended June 30, 2009, we recognized $2.2 million in realized losses and $0.3 million in unrealized losses associated with these forward contracts. We expect to continue utilizing foreign currency forward contracts to limit our exposure to foreign currency fluctuations. Although the use of foreign currency forward contracts generally reduces the impact on our statement of operations from changes in currency exchange rates, it does not entirely eliminate the impact of such changes. In the future, we may also choose to increase our use of foreign currency forward contracts to limit foreign currency exposures associated with our revenues and operating expenses denominated in currencies other than the U.S. dollar.
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $86.9 million and short-term investments totaling $30.0 million at June 30, 2009. The cash and cash equivalents were invested primarily in U.S. treasury bills, money market funds and high-quality commercial paper with original maturities of less than 90 days. Our short-term investments were invested in U.S. treasury bills and high-quality commercial paper with original maturities greater than 90 days. The unrestricted cash and cash equivalents and short-term investments are held for general corporate purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income, if any.
     We held AAA-rated municipal note investments with par values totaling $21.5 million and $16.5 million at March 31, 2009 and June 30, 2009, respectively, with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. During April 2009, $5.0 million in auction rate securities held by us at March 31, 2009 were fully redeemed at their par value. Because there is no assurance we will be able to liquidate our positions in the remaining $16.5 million of these securities within the next 12 months, we have classified this portion of our auction rate holdings as long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for these remaining securities, we determined there to be a temporary impairment in the value of these securities of $2.5 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at June 30, 2009. At June 30, 2009, we determined the impairment to be temporary, because we believe these securities will ultimately be sold or redeemed at their par values, and at June 30, 2009, we believe that it is not more likely than not that we will be required to sell these securities before this recovery in value, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2042. Until the issuers of our remaining auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
(b) Changes in internal control over financial reporting
     There has been no change in our internal controls over financial reporting during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     We have incurred significant losses in recent periods, including net losses of $7.7 million in 2006, $9.4 million in 2007, $44.8 million in 2008 and $13.1 million for the six months ended June 30, 2009, primarily as a result of significant investments that we have made in our network infrastructure and sales and marketing organization, as well as stock-based compensation expense associated with the issuance of stock awards and amortization of intangible assets acquired in our acquisitions. At June 30, 2009, we had an accumulated deficit of $106.1 million. We may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. In addition, over time we expect to continue to increase operating expenses as we implement initiatives to continue to grow our business, which include, among other things, plans for continued international expansion, increasing our sales force, expansion of our infrastructure to manage our growth and increased complexity of our business, investments to acquire and integrate companies and technologies, the development of new services and general and administrative expenses. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, we expect our rate of revenue growth to decline in future periods, and our revenues could also decline. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future.
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
     Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may result from a number of factors, including, but not limited to, those listed below:

•	our ability to increase sales to existing customers and attract new customers;

•	the addition or loss of large customers;

•	the timing of implementation of new or additional services by our customers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among our competitors or our strategic partners;

•	our ability to integrate acquired products and services into our online marketing suite or migrate existing customers of companies we have acquired to our products and services;

•	general economic conditions, including the ongoing economic downturn and continued uncertainty in the financial markets, which may cause a decline in customer or consumer activity;

•	seasonal variations in the demand for our services and the implementation cycles for our new customers;

•	levels of revenues from our larger customers, which have lower per transaction pricing due to higher transaction commitments;

•	changes in our pricing policies or those of our competitors;

•	service outages or delays or security breaches;

•	the extent to which any of our significant customers or the significant customers of the companies that we have acquired terminate their service agreements with us or reduce the number of transactions from which we capture data pursuant to their service agreements;

•	the purchasing and budgeting cycles of our customers;

•	limitations of the capacity of our network and systems;

•	the timing of expenses associated with the addition of new employees to support the growth in our business;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses;

•	potential goodwill and intangible asset impairment charges associated with acquired businesses;

•	potential foreign currency exchange losses associated with transactions and balances denominated in foreign currencies, including our foreign currency hedging transactions;

•	expenses associated with the management or growth of our increasingly international operations; and

•	geopolitical events such as war, threat of war or terrorist actions.
     We believe our quarterly revenues and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
The ongoing economic downturn and continued uncertainty in the financial markets in the U.S. and internationally may adversely affect our business and our financial results.
     The ongoing economic downturn and continued uncertainty in the financial markets in the U.S. and internationally may adversely affect our business and our financial results. If economies in the U.S. and internationally remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals of our online business optimization services, as customers delay or defer buying or renewal decisions and as consumers curtail their level of online spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services, automotive and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us, to delay payments for our services beyond the stated payment terms or even to go out of business. As a result, we cannot predict what impact the ongoing economic downturn and continued uncertainty of the financial markets will have on our business, but expect that such events may have an adverse effect on our business and our financial results in the current quarter and future periods.
We have derived a majority of our subscription revenues from sales of our Omniture SiteCatalyst service. If our Omniture SiteCatalyst service is not widely accepted by new customers, our operating results will be harmed.
     We derive a majority of our revenues from subscriptions to our Omniture SiteCatalyst service, and we expect that we will continue to derive a majority of our revenues from our Omniture SiteCatalyst service in the future. Omniture SiteCatalyst was responsible for 78%, 64% and 58% of our total revenue during 2007, 2008 and for the six months ended June 30, 2009, including revenues from Omniture SiteCatalyst HBX, respectively. In 2007, 2008 and the six months ended June 30, 2009, 22%, 36% and 42% of our revenue, respectively, was derived from products and services other than our Omniture SiteCatalyst service. We expect that we will continue to be highly dependent on the success of our Omniture SiteCatalyst service for the foreseeable future. If our Omniture SiteCatalyst service is unable to remain competitive and provide value to our customers, our ability to achieve widespread acceptance of our Omniture SiteCatalyst service may be hindered and our revenue growth and business will be harmed. Further, if our Omniture SiteCatalyst service experiences unanticipated pricing pressure, our revenues and margins may be adversely affected.
If we are unable to develop or acquire new services, or if the new services that we develop or acquire do not achieve market acceptance, our revenue growth will be harmed.
     Our ability to attract new customers and increase revenues from existing customers will depend in large part on our ability to enhance and improve existing services and to introduce new or acquired services in the future. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we have introduced Omniture Genesis, Omniture Survey and Omniture Recommendations, but we have not yet received significant revenues from these services. We acquired Offermatica and Visual Sciences and certain of the assets of Mercado in the last two years resulting in an expansion of our product and service offerings; however, we may experience difficulties in integrating those acquired products and services into our online marketing suite, and we may not be successful in selling the acquired or integrated products and services into our customer base. Additionally, our existing and prospective customers may develop their own competing technologies, purchase competitive products or services or engage third-party providers. If we are unable to successfully develop or acquire new services or enhance our existing services to meet customer requirements, or if we are unsuccessful in increasing revenue from sales of our new or acquired products and services, our revenue growth will decline and our business and operating results will be adversely affected.
Our business depends substantially on customers renewing their subscriptions for our online business optimization services. Any decline in our customer renewals would harm our future operating results.
     We sell our online business optimization services pursuant to service agreements that are generally one to three years in length. Although many of our service agreements contain automatic renewal terms, our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period (and may provide timely notice of non-renewal) and we cannot provide assurance that these subscriptions will be renewed at the same or higher level of service, if at all. Some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We cannot assure you that we will be able to accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, mergers and acquisitions affecting our customer base, reductions in our customers’ spending levels, or declines in consumer internet activity as a result of economic downturns or uncertainty in financial markets. If our customers do not renew their subscriptions for our services or if they renew on less favorable terms to us, our revenues may decline and our business will suffer.

If we are unable to attract new customers or to sell additional services to our existing customers, our revenue growth will be adversely affected.
     To increase our revenues, we must regularly add new customers, sell additional services to existing customers and encourage existing customers to increase their minimum commitment levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to attract new customers or increase sales to existing customers and our operating results will be adversely affected. We have incurred significant expenses and made investments in connection with the internal development and acquisition of new products or services, such as Omniture Genesis, Omniture Test&Target, Omniture Discover, Omniture Insight, Omniture Insight for Retail, Omniture Merchandising, Omniture SiteSearch, Omniture Survey and Omniture Recommendations, that are integrated into our Omniture Online Marketing Suite. Many of these products or services have only recently been commercially introduced by us and we may have difficulty selling these products to new and existing customers and these products or services may not achieve broad commercial acceptance. In that event, our operating results may be adversely affected and we may be unable to grow our revenue or achieve or maintain profitability.
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
     Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business, as well as cause difficulties in completing projects associated with in-process research and development. Acquisitions also involve risks associated with difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. In addition, the revenue of an acquired business may be insufficient to offset increased expenses associated with the acquisition. Acquisitions can also lead to large and immediate charges that can have an adverse effect on our results of operations as a result of write-offs for items such as impairment of in-process research and development, acquired intangible assets, goodwill, the recording of stock-based compensation and transaction-related costs and restructuring charges associated with these acquisitions. In addition, we may lack experience operating in the geographic market of the businesses that we acquire. Further, international acquisitions and acquisitions of companies with significant international operations, such as our two European acquisitions and our acquisition of Visual Sciences, as well as our recent acquisition of certain assets, some of which are located in Israel, from Mercado, increase our exposure to the risks associated with international operations. Moreover, we cannot assure you that the anticipated benefits of any future acquisition, investment or business relationship would be realized or that we would not be exposed to unknown liabilities. In connection with one or more of those transactions, we may:
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
     The majority of our quarterly revenues represents revenues attributable to service agreements entered into during previous quarters. As a result, a decline in new or renewed service agreements in any one quarter will not be fully reflected in our revenues for the corresponding quarter but will negatively affect our revenues in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our services in a particular quarter may not be fully reflected in our results of operations until future periods. Our business model would also make it difficult for any rapid increase in new or renewed service agreements to increase our revenues in any one period because revenues from new customers must be recognized over the applicable service agreement term.
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
     We primarily host our services, and serve our customers from 22 third-party data center facilities located in the United States, Europe and Australia. We do not control the operation of any of these facilities, and depending on service level requirements, we may not operate or maintain redundant data center facilities for all of our services or for all of our customers’ data, which increases our vulnerability. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Additionally, our data center facility agreements are of limited durations, and our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Some of our data center facility agreements require that we pay for a variable component of power costs and provides for discretionary increases, up to a maximum amount, to the price we pay for use of the facility, thereby potentially subjecting us to variations in the cost of power and hosting fees. In addition, data centers suitable for the hosting of our services have become limited in supply and availability and, in the future, it may be difficult to obtain additional data center capacity and related hardware to accommodate our growth or we may be required to incur significant expenditures to acquire or develop capacity that meets our future needs. If we are unable to renew our agreements with the facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged or may be required to incur significant expenditures, either of which scenario would adversely impact our financial condition or operating results.
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
     We have substantially expanded our overall business, customer base, headcount and operations in recent periods both domestically and internationally. Our total number of full-time employees increased from 353 at December 31, 2006 to 1,208 at June 30, 2009. In addition, during this same period, we made substantial investments in our network infrastructure operations, research and development and sales and marketing as a result of our growth, and have significantly expanded our geographic presence with the acquisition of two European companies and two companies based in the United States, one of which in particular had significant international reach in its operations, as well as certain of the assets of an additional business, many of which were located in Israel. We will need to continue to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in our infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, particularly in view of the complexities associated with more geographically dispersed operations. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or cause our operating expenses to increase in any particular quarter. Our historic expansion has resulted in increased responsibilities and has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources and will result in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed. If we are unable to otherwise manage our growth successfully, we may experience unanticipated business problems or service delays or interruptions, which may damage our reputation or adversely affect the operating results of our business.
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
     We may not be able to develop or maintain strategic relationships with third parties with respect to either technology integration or channel development for a number of reasons, including because of relationships with our competitors or prospective competitors. For example, we launched Omniture Genesis as part of our strategy to broaden our online marketing suite. Further, we recently established a strategic partner relationship with WPP, one of the world’s largest communications services companies, and we also expect to enter into similar relationships with other companies. If we are unsuccessful in establishing or maintaining our strategic relationships with these and other third parties, our ability to compete in the marketplace or to grow our revenues would be impaired and our operating results would suffer. Further, if search engine or other online marketing providers restrict access to their networks or increase the prices they charge for the use of their application programming interfaces, our ability to deliver services of sufficiently high value to our customers at a profitable price will be negatively affected. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that these will result in increased customers or revenues.
Because our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, our business will be susceptible to risks associated with international operations.
     We currently maintain offices outside of the United States and currently have operations, sales personnel or independent consultants in several countries. Since 2007, we have acquired five businesses, two of which are based in Europe, one which has significant international reach in its operations and one which has assets and operations in Israel. These acquisitions significantly increased the scope and complexity of our international operations. We have limited experience operating in foreign jurisdictions at such scale. Our inexperience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States. These include:
•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	general economic conditions in international markets, including the ongoing global economic downturn and continued uncertainty in the global financial markets, which may cause a decline in customer or consumer activity;

•	localization of our services, including translation into foreign languages and associated expenses;

•	dependence on certain third parties to increase customer subscriptions;

•	the burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy;

•	increased financial accounting and reporting burdens and complexities;

•	political instability abroad, terrorist attacks and security concerns in general (particularly in Israel and the Middle East); and

•	reduced or varied protection for intellectual property rights in some countries.

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
     Because of the large amount of data that we collect and manage on behalf of our customers, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer Web sites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in consumer activity on their Web sites or failures of our network or software. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers.
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
     In the future, we may need to expand our network and systems at a more rapid pace than we have in the past. For example, if we secure a large customer or a group of customers with extraordinary volumes of information to collect and process, we may suddenly require additional bandwidth and our existing systems may not be able to process the information. Our network or systems may not be capable of meeting the demand for increased capacity, or we may incur additional unanticipated expenses to accommodate these capacity demands. In addition, we may lose valuable data, be able to provide it only on a delayed basis, or our network may temporarily shut down if we fail to expand our network to meet future requirements. Many of these risks are exacerbated as a result of our recent acquisitions, which have and will continue to require us to integrate network operations involving different operational procedures, security applications and hardware configurations. Any lapse in our ability to collect or transmit data will decrease the value of the data, prevent us from providing the complete data that may be requested by our customers and may affect some of our customers’ Web pages. Any disruption in our network processing or loss of data may damage our reputation and result in the loss of customers.
A security incident could subject us to liability and may result in loss of customers.
     Because we hold large amounts of customer data and host such data in third-party facilities, a security incident may compromise the integrity or availability of customer data, or customer data may be exposed to unauthorized access. Security incidents may result from failure to follow security policies or procedures; inadequate security policies, procedures or controls; failure of physical security controls by us or a third-party provider; security vulnerability in our code, operating systems, firmware or protocols; administrator error(s) that expose(s) data or allow(s) for successful exploitation of an otherwise unavailable vulnerability; malicious intent by an employee or a third party with access to our systems; or vulnerabilities where the risk was accepted by management.
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
     It is possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While strong password controls, IP restriction and account controls are provided and supported, their use is controlled by the customer. For example, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees.
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
     The Internet, software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have numerous patents within our own portfolio and have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Many of our service agreements require us to indemnify our customers for third-party intellectual property infringements claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. We, and certain of our customers, have in the past received correspondence from third parties alleging that certain of our services, or customers’ use of our services, violate such third parties’ patent rights. For example, we are aware that several of our customers have received letters from third parties alleging, among other things, that these customers’ online activities, including the use of our services, infringe its patents. Some of these customers have requested that we indemnify them against these allegations. Other customers may receive similar allegations of infringement and make similar requests for indemnification under our service agreement with them or third parties may make claims directly against us. These types of correspondence and future claims could harm our relationships with our customers and might deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

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
     We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We have 32 issued patents in the United States, 3 issued patents in Australia, 1 issued patent in China, and 1 issued patent in the United Kingdom. In addition, we currently have 63 United States and 94 related international patent applications pending. We cannot assure that any patents will issue with respect to our current patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.
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
     At June 30, 2009, we held AAA-rated municipal note investments with par values totaling $16.5 million with an auction reset feature, or auction rate securities, the underlying assets of which are generally student loans which are substantially backed by the U.S. federal government. Auction rate securities are generally long-term instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing holders of these instruments to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling the auction rate securities at par. Beginning in February 2008, auctions failed for our holdings because sell orders for these securities exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside the auction process, or the security matures. During April 2009, $5.0 million in auction rate securities held by us at March 31, 2009, were fully redeemed at their par value. Because there is no assurance we will be able to liquidate our positions in the remaining $16.5 million of these securities within the next 12 months, we have classified this portion of our auction rate holdings as long-term investments on our consolidated balance sheet. In addition, as there is currently no active market for these remaining securities, we determined there to be a temporary impairment in the value of these securities of $2.5 million and, accordingly, have recorded an unrealized loss on these securities, which is included as a component of other comprehensive loss within stockholders’ equity on our balance sheet at June 30, 2009. At June 30, 2009, we determined the impairment to be temporary, because we believe these securities will ultimately be sold or redeemed at their par values, and at June 30, 2009, we believe that it is not more likely than not that we will be required to sell these securities before this recovery in value, which could be the securities’ maturity dates. The maturity dates of our auction rate holdings are between the years 2034 and 2042. Until the issuers of our remaining auction rate securities are able to successfully close future auctions or if their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments, some or all of which we may determine at some point in the future to be other-than-temporary, and our liquidity would be adversely affected to the extent that the cash we would otherwise receive upon liquidation of the investments would not be available for use in the growth of our business and other strategic opportunities.
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
     The stock markets, in general, and the markets for high technology stocks in particular, have experienced high levels of volatility. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. These broad market fluctuations have in the past and may in the future adversely affect the trading price of our common stock. In addition, the trading price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. Since our initial public offering, which was completed in July 2006, the price of our common stock has ranged from an intra-day low of $5.60 to an intra-day high of $38.57 through August 5, 2009. Factors that could cause fluctuations in the trading price of our common stock include the following:
•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and companies in our industry;

•	macroeconomic trends and developments, including the ongoing economic downturn and current uncertainty in the financial markets;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts, including changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	speculation in the press or investment community;

•	technological advances or introduction of new products by us or our competitors;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	major catastrophic events;

•	our sale of common stock or other securities in the future;

•	the trading volume of our common stock, as well as sales of large blocks of our stock; or

•	departures of key personnel.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases
     During the three months ended June 30, 2009, we repurchased the following shares of common stock in connection with certain employee restricted stock awards issued under the WebSideStory, Inc. 2004 Equity Incentive Award Plan that we assumed in connection with our acquisition of Visual Sciences:

	Total		Total Number of Shares	Maximum Number of
	Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased under
Period	Purchased	Paid per Share	Plans or Programs	the Plans or Programs
April 1-April 30, 2009	735 (1)	$0.002	—	—
May 1- May 31, 2009	402 (1)	$0.002	—	—
June 1- June 30, 2009	5,539 (2)	$12.070	—	—

Total	6,676	$10.015

(1)	Repurchased in connection with our exercise of repurchase rights afforded to us upon the cessation of employment of employees holding unvested restricted stock awards at the original purchase price of $0.002 per share.

(2)	Forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon the vesting of the restricted stock awards during the three months ended on June 30, 2009.
     For the majority of the restricted stock units that vested during the three months ended on June 30, 2009, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the tables above.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders at our annual meeting of stockholders held on May 13, 2009:
     Proposal One:
          To elect three Class III directors to the board of directors to hold office for a three-year term, expiring in 2012:

	Votes For Each	Votes Withheld From
Director	Director	Each Director
Dana L. Evan	64,509,169	2,487,429
Joshua G. James	66,200,046	796,552
Rory T. O’Driscoll	64,491,271	2,505,327
     In addition to the three directors elected at the annual meeting of stockholders, the following individuals will continue to serve as Class I directors, whose terms will expire at the 2010 annual meeting of stockholders: D. Fraser Bullock and Mark P. Gorenberg. Further, the following individuals will continue to serve as Class II directors, whose terms will expire at the 2011 annual meeting of stockholders: Gregory S. Butterfield and John R. Pestana.
     Proposal Two
          To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstentions
66,855,828	128,027	12,743
ITEM 5. Other Information
     On August 3, 2009, the Compensation Committee of our Board of Directors approved and ratified incentive bonus payouts to our executive officers in the amounts set forth below:

Q1 FY2009
Incentive
Bonus Payout
Amount
Name and Principal Position	($)(1)
Joshua G. James	22,500
President and Chief Executive Officer

Michael S. Herring	8,564
Chief Financial Officer and Executive Vice President

Brett M. Error	2,136
Chief Technology Officer and Executive Vice President, Products

Christopher C. Harrington	11,504
President, Worldwide Sales and Client Services

John F. Mellor	4,271
Executive Vice President, Business Development and Corporate Strategy

(1)	Represents amounts payable based on our achievement of certain sales bookings, non-GAAP revenue and non-GAAP earnings targets and the achievement by Mr. Herring of certain subjective, non-financial metrics established by the Board of Directors and its Compensation Committee for the quarterly period ended March 31, 2009.

ITEM 6. Exhibits
     The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	December 16, 2008

4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3	Common Stock Purchase Agreement, dated as of January 27, 2009, by and among, the Registrant, WPP Luxembourg Gamma Three Sarl and, solely with respect to Sections 5.2 and 8 thereof, WPP Group USA, Inc.	8-K	000-52076	4.1	January 29, 2009

10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3	2006 Equity Incentive Plan of Registrant and related forms					X

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6A	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

10.9	2007 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.9	February 27, 2009

10.10	2008 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.10	February 27, 2009

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.15	February 27, 2009

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008

10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.22	February 27, 2009

10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor, as amended	10-K	000-52076	10.23	February 27, 2009

10.24	Change of Control Agreement between Registrant and Michael S. Herring, as amended	10-K	000-52076	10.24	February 27, 2009

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

10.29	Sublease dated as of August 25, 2008 and Amendment to Sublease dated as of October 31, 2008 between Registrant and The Active Network, Inc.	10-K	000-52076	10.29	February 27, 2009

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.30	Credit Agreement, dated as of December 24, 2008, by and among, the Recipient, each of the lenders party thereto from time to time and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent, as amended	10-Q				X

10.31	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences, Inc. in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.2	December 31, 2008

10.32	General Continuing Guaranty, dated as of December 24, 2008, executed by Offermatica Corporation in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.3	December 31, 2008

10.33	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences Technologies, LLC in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.4	December 31, 2008

10.34	Security Agreement, dated as of December 24, 2008, by and among, the Grantors party thereto from time to time and Wells Fargo Foothill, LLC, as Administrative Agent	8-K	000-52076	10.5	December 31, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNITURE, INC. (Registrant)
Date: August 6, 2009	/s/ Joshua G. James
Joshua G. James
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	/s/ Michael S. Herring
Michael S. Herring
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
3.1	Amended and Restated Certificate of Incorporation of Registrant currently in effect	10-Q	000-52076	3.1	August 11, 2006

3.2	Amended and Restated Bylaws of Registrant currently in effect	8-K	000-52076	3.1	December 16, 2008

4.1	Specimen Common Stock Certificate of Registrant	S-1	333-132987	4.1	June 22, 2006

4.2	Amended and Restated Registration Rights Agreement between Registrant and certain Holders of Registrant’s Common Stock Named therein, dated April 26, 2006	S-1	333-132987	4.2	June 9, 2006

4.3	Common Stock Purchase Agreement, dated as of January 27, 2009, by and among, the Registrant, WPP Luxembourg Gamma Three Sarl and, solely with respect to Sections 5.2 and 8 thereof, WPP Group USA, Inc.	8-K	000-52076	4.1	January 29, 2009

10.1	Form of Indemnification Agreement entered into by and between Registrant and its Directors and Officers	S-1	333-132987	10.1	May 24, 2006

10.2A	1999 Equity Incentive Plan of Registrant, as amended	S-1	333-132987	10.2A	April 4, 2006

10.2B	Forms of Stock Option Agreement under the 1999 Equity Incentive Plan	S-1	333-132987	10.2B	April 4, 2006

10.2C	Form of Stock Option Agreement under the 1999 Equity Incentive Plan used for Named Executive Officers and Non-Employee Directors	S-1	333-132987	10.2C	June 9, 2006

10.3	2006 Equity Incentive Plan of Registrant and related forms					X

10.4A	Employee Stock Purchase Plan of the Registrant	S-1	333-132987	10.4A	April 4, 2006

10.4B	Form of Subscription Agreement under Employee Stock Purchase Plan	S-1	333-132987	10.4B	April 4, 2006

10.5	WebSideStory, Inc. Amended and Restated 2000 Equity Incentive Plan	10-K	000-52076	10.5	February 29, 2008

10.6A	WebSideStory, Inc. 2004 Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.6	February 29, 2008

10.6B	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under WebSideStory, Inc. 2004 Equity Incentive Award Plan	10-K	000-52076	10.6A	February 29, 2008

10.7	Avivo Corporation 1999 Equity Incentive Plan and Form of Option Grant Agreement	10-K	000-52076	10.7	February 29, 2008

10.8	WebSideStory, Inc. 2006 Employment Commencement Equity Incentive Award Plan and Form of Option Grant Agreement	10-K	000-52076	10.8	February 29, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.9	2007 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.9	February 27, 2009

10.10	2008 Equity Incentive Plan of Registrant and related forms	10-K	000-52076	10.10	February 27, 2009

10.11	The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.5	March 16, 2007

10.12	Forms of Agreements under The Touch Clarity Limited Enterprise Management Incentives Share Option Plan 2002	S-8	333-141352	99.6	March 16, 2007

10.13	Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.7	March 16, 2007

10.14	Form of Stock Option Agreement under Touch Clarity Limited 2006 U.S. Stock Plan	S-8	333-141352	99.8	March 16, 2007

10.15	Amended and Restated Employment Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.15	February 27, 2009

10.16	Separation Agreement entered into between Registrant and John R. Pestana	10-Q	000-52076	10.3	May 15, 2007

10.17	Offer Letter with Michael S. Herring, dated October 20, 2004	S-1	333-132987	10.7	April 4, 2006

10.18A	Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between the Registrant and TCU Properties I, LLC	S-1	333-132987	10.8A	April 4, 2006

10.18B	First Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 6, 2004	S-1	333-132987	10.8B	April 4, 2006

10.18C	Second Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated December 8, 2004	S-1	333-132987	10.8C	April 4, 2006

10.18D	Third Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated April 30, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18E	Fourth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated May 31, 2005	S-1	333-132987	10.8D	April 4, 2006

10.18F	Fifth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU Properties I, LLC, dated January 25, 2006	S-1	333-132987	10.8F	April 4, 2006

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.18G	Sixth Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18G	February 29, 2008

10.18H	Seventh Amendment to Basic Lease Information and Canyon Park Technology Center Office Building Lease Agreement between Registrant and TCU-Canyon Park, LLC, successor in interest to TCU Properties I, LLC, dated January 11, 2008	10-K	000-52076	10.18H	February 29, 2008

10.19	Office Lease between Brannan Propco, LLC and Registrant, dated January 8, 2008	10-K	000-52076	10.19	February 29, 2008

10.20*	Settlement and Patent License Agreement by and between NetRatings, Inc. and Registrant, dated February 28, 2006	S-1	333-132987	10.9	April 4, 2006

10.21	NetObjects, Inc. Warrant to Purchase Stock, dated March 26, 2002	S-1	333-132987	10.10	May 8, 2006

10.22	Change of Control Agreement between Registrant and Joshua G. James, as amended	10-K	000-52076	10.22	February 27, 2009

10.23	Form of Change of Control Agreement entered into between Registrant and each of Brett M. Error and Christopher C. Harrington and John Mellor, as amended	10-K	000-52076	10.23	February 27, 2009

10.24	Change of Control Agreement between Registrant and Michael S. Herring, as amended	10-K	000-52076	10.24	February 27, 2009

10.25	Master Finance Lease and Lease Covenant Agreement by and between the Registrant and Zions Credit Corporation, dated March 2, 2007	8-K	000-52076	10.1	March 7, 2007

10.26*	Settlement and Patent Cross-License Agreement dated as of August 17, 2007 by and between Visual Sciences, Inc. (formerly known as WebSideStory, Inc.) and NetRatings, Inc.	10-K	000-52076	10.26	February 29, 2008

10.27*	Patent Cross-License Agreement dated December 12, 2003 by and between WebSideStory, Inc. and NetIQ Corporation	10-K	000-52076	10.27	February 29, 2008

10.28A	Office Lease dated as of August 23, 1999 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28A	February 29, 2008

10.28B	First Amendment to Office Lease dated as of July 3, 2001 by and between WebSideStory, Inc. and LNR Seaview, Inc.	10-K	000-52076	10.28B	February 29, 2008

10.28C	Second Amendment to Office Lease dated as of December 7, 2005 by and between WebSideStory, Inc. and Seaview PFG, LLC (as assignee of LNR Seaview, Inc.)	10-K	000-52076	10.28C	February 29, 2008

10.29	Sublease dated as of August 25, 2008 and Amendment to Sublease dated as of October 31, 2008 between Registrant and The Active Network, Inc.	10-K	000-52076	10.29	February 27, 2009

		Incorporated by Reference
Exhibit				Exhibit		Filed	Furnished
No.	Exhibit Description	Form	File No.	No.	Filing Date	Herewith	Herewith
10.30	Credit Agreement, dated as of December 24, 2008, by and among, the Recipient, each of the lenders party thereto from time to time and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent, as amended	10-Q				X

10.31	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences, Inc. in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.2	December 31, 2008

10.32	General Continuing Guaranty, dated as of December 24, 2008, executed by Offermatica Corporation in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.3	December 31, 2008

10.33	General Continuing Guaranty, dated as of December 24, 2008, executed by Visual Sciences Technologies, LLC in favor of Wells Fargo Foothill, LLC, as Agent	8-K	000-52076	10.4	December 31, 2008

10.34	Security Agreement, dated as of December 24, 2008, by and among, the Grantors party thereto from time to time and Wells Fargo Foothill, LLC, as Administrative Agent	8-K	000-52076	10.5	December 31, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer						X

*	The Securities and Exchange Commission has granted confidential treatment with respect to portions of this exhibit. A complete copy of this exhibit has been filed separately with the Commission.